Form 10-Q
period 2010-06-30
ReachLocal Inc
filed 2010-08-13
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34749

REACHLOCAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0498783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21700 Oxnard Street, Suite 1600 Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 274-0260

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 11, 2010
Common Stock, $0.00001 par value	27,825,392

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$75,779	$35,379
Short-term investments	8,060	8,037
Accounts receivable, net of allowance for doubtful accounts of $172 and $142 at June 30, 2010 and December 31, 2009, respectively	3,898	3,229
Prepaid expenses and other current assets	2,119	1,590

Total current assets	89,856	48,235

Property and equipment, net	5,282	4,900
Capitalized software development costs, net	8,053	5,099
Restricted certificates of deposit	1,122	1,131
Intangible assets, net	3,730	2,068
Other assets	1,024	967
Deferred offering costs	—	3,099
Goodwill	34,118	32,388

Total assets	$143,185	$97,887

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,284	$21,498
Accrued expenses	11,827	10,342
Deferred payment obligations	223	5,955
Deferred revenue	21,399	16,989
Other current liabilities	278	165

Total current liabilities	59,011	54,949

Deferred rent and other liabilities	1,101	820

Total liabilities	60,112	55,769

Stockholders’ Equity:
Convertible preferred stock, Series A, $.0002 par value—0 and 1,221 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	1
Convertible preferred stock, Series B-1, $.0002 par value—0 and 3,615 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	1
Convertible preferred stock, Series B-2, $.0002 par value—0 and 5,272 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	1
Convertible preferred stock, Series C, $.0002 par value—0 and 371 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Convertible preferred stock, Series D, $.0002 par value—0 and 5,974 shares authorized, issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	1
Common stock, $0.00001 and $0.0002 par value—140,000 shares authorized; 27,824 and 6,932 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	1
Receivable from stockholder	(99)	(99)
Additional paid-in capital	92,860	47,247
Accumulated deficit	(9,545)	(4,897)
Accumulated other comprehensive loss	(143)	(138)

Total stockholders’ equity	83,073	42,118

Total liabilities and stockholders’ equity	$143,185	$97,887

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$70,362	$47,970	$133,988	$90,705
Cost of revenue	38,447	26,618	73,286	50,441
Operating expenses:
Selling and marketing	26,341	17,681	50,281	34,761
Product and technology	2,522	1,288	4,866	2,262
General and administrative	5,618	3,362	11,003	6,419

Total operating expenses	34,481	22,331	66,150	43,442

Loss from operations	(2,566)	(979)	(5,448)	(3,178)
Other income (expense), net	265	26	255	35

Loss before provision for income taxes	(2,301)	(953)	(5,193)	(3,143)
Provision (benefit) for income taxes	93	57	(545)	124

Net loss	(2,394)	(1,010)	(4,648)	(3,267)

Net loss per share, basic and diluted	$(0.09)	$(0.04)	$(0.19)	$(0.14)

Weighted average common shares used in computation of net loss per share, basic and diluted	25,621	22,794	24,651	22,746

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(4,648)	$(3,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,681	1,391
Provision for doubtful accounts	46	62
Stock-based compensation, net	2,485	1,300
Provision for deferred income taxes	(702)	—
Interest and foreign currency gain on deferred payment obligations, net	(55)	—
Changes in operating assets and liabilities:
Accounts receivable	(573)	1,120
Prepaid expenses and other current assets	(492)	(287)
Other assets	(69)	(49)
Accounts payable and accrued liabilities	5,985	5,721
Deferred revenue and other	4,827	2,551

Net cash provided by operating activities	9,485	8,542

Cash flow from investing activities:
Additions to property, equipment and software	(4,166)	(1,988)
Purchase of SMB:LIVE, net of acquired cash	(2,753)	—
Payment of deferred obligation	(5,853)	—
Purchases of short-term investments	(24)	(5)

Net cash used in investing activities	(12,796)	(1,993)

Cash flow from financing activities:
Proceeds from exercise of stock options	171	42
Proceeds from initial public offering	47,648	—
Deferred offering costs	(3,816)	—

Net cash provided by financing activities	44,003	42

Effect of exchange rates on cash	(292)	(11)

Net change in cash and cash equivalents	40,400	6,580
Cash and cash equivalents—beginning of period	35,379	38,820

Cash and cash equivalents—end of period	$75,779	$45,400

Supplemental disclosure of other cash flow information:
Cash paid for interest	$72	$—

Cash paid for income taxes	$15	$251

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$1,023	$139

Accrued offering costs	$690	$—

Accrued purchases of fixed assets	$383	$—

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and June 30, 2010

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in the United States, Canada, the United Kingdom, Australia and India. The Company’s mission is to help small and medium-sized businesses, or SMBs, acquire, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing and reporting solutions, including search engine marketing, display advertising, remarketing and online marketing analytics, each targeted to the SMB market. The Company delivers these solutions to SMBs through a combination of its proprietary RL Platform and its direct, internally-trained, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, which the Company refers to as its Direct Local Channel. In addition, the Company sells to national brands with operations in multiple local markets and select third-party agencies and resellers through its National Brands, Agencies, and Resellers channel.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (the “Securities Act”) with the SEC on May 19, 2010 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2009, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2010, the Company’s results of operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to June 30, 2010 or to the three or six months ended June 30, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

Conversion of Preferred Stock

All of the outstanding shares of convertible preferred stock converted into shares of common stock upon the consummation of the Company’s initial public offering. All shares and per share information referenced throughout the condensed consolidated financial statements have been retroactively adjusted to reflect the conversion of convertible preferred stock into 16,712,120 shares of common stock.

Foreign Currency Translation

The Company’s operations are conducted in several countries around the world, and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar, the reporting currency, for inclusion in the Company’s condensed consolidated financial statements. Income, expenses, and cash flows are translated at average exchange rates prevailing during the period, and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss), net in stockholders’ equity. Foreign exchange transaction gains and losses are included in other income (expense), net in the accompanying consolidated statements of operations. Exchange gains and losses on intercompany balances that are considered permanently invested are also included as a component of accumulated other comprehensive loss in stockholders’ equity.

Following the Company’s initial public offering, the Company paid its deferred payment obligation related to the acquisition of ReachLocal Australia and recorded a $207,000 foreign currency exchange gain in connection with the payment during the three months ended June 30, 2010.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. The Company holds its cash and cash equivalents, short-term investments and restricted cash with major financial institutions around the world.

Cash and cash equivalents and certificates of deposit are deposited with a limited number of financial institutions in the United States, Australia, United Kingdom and Canada. The balances held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits or, in foreign territories, local insurance limits. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts. However, the Company can provide no assurances that access to its cash and cash equivalents will not be impacted by adverse conditions in the financial markets. As of June 30, 2010 and December 31, 2009, the bank balances in excess of insured limits were $74,178,000 and $36,748,000, respectively. The Company had $10,406,000 and $5,498,000 in foreign bank accounts as of June 30, 2010 and December 31, 2009, respectively.

Software Development Costs

Costs related to internal-use software are accounted for in accordance with ASC Topic 350-40, Intangibles—Internal Use Software, under which the Company capitalizes costs to develop software when management has determined that the development efforts will result in new or additional functionality or new products. Costs capitalized as internal use software are amortized on a straight-line basis over the estimated useful life of the software, estimated to be three years. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and are recorded along with amortization of capitalized software development costs as product and technology expenses within the accompanying consolidated statements of operations.

Goodwill

At June 30, 2010 and December 31, 2009, the Company had $34,118,000 and $32,388,000 of goodwill, respectively, which resulted from the acquisitions of ReachLocal Australia and SMB:LIVE.

Management evaluates goodwill for impairment using a two-step process that is performed at least annually, or whenever events or circumstances indicate that goodwill may be impaired. The first step is a comparison of the estimated fair value of an internal reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment is recognized for the difference. Management has not observed any events or circumstances indicating that goodwill has been impaired and accordingly, no impairment review of goodwill was performed. Management will perform an annual impairment test of goodwill as of the first day of each fiscal fourth quarter, starting on October 1, 2010.

Revenue Recognition

The Company recognizes revenue for its services when all of the following criteria are satisfied:

•	persuasive evidence of an arrangement exists;

•	services have been performed;

•	the selling price is fixed or determinable; and

•	collectability is reasonably assured.

The Company recognizes revenue as the cost for the third-party media is incurred, which is upon delivery of the advertising on behalf of its clients. The Company recognizes revenue for its ReachSearch product as clicks are recorded on sponsored links on the various search engines and for its ReachDisplay product when the display advertisements record impressions or as otherwise provided in its agreement with the applicable publisher. The Company recognizes revenue when it charges set-up, management or other fees on a straight line basis over the term of the related campaign contract or the completion of any obligation for services, if shorter. When the Company receives advance payments from clients, management records these amounts as deferred revenue until the revenue is recognized. When the Company extends credit, management records a receivable when the revenue is recognized.

When the Company sells through agencies, it either receives payment in advance of services or in some cases extends credit. The Company pays each agency an agreed-upon commission based on the revenue it earns or cash it receives. Some agency clients who have been extended credit may offset the amount otherwise due to the Company by any commissions they have earned. The Company follows the guidance of “Revenue Recognition in Financial Statements” in accordance with ASC Topic 605-45, Revenue Recognition—Principle Agent Consideration, in determining whether it is appropriate to record the gross amount of campaign revenue or the net amount earned after commissions. As the Company is the primary party obligated in the arrangement, subject to the credit risk, with discretion over both price and media, management recognizes the gross amount of such sales as revenue and any commissions are recognized as a selling and marketing expense.

The Company also has a small number of resellers. Resellers integrate the Company’s services, including ReachSearch, ReachDisplay, remarketing and TotalTrack, into their product offerings. In each case, the resellers integrate with the Company’s RL Platform through a custom Application Programming Interface (API). Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay the Company in arrears, net of commissions and other adjustments. Management recognizes revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as management believes that the reseller has retained sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

The Company offers future incentives to clients in exchange for minimum annual commitments. In these circumstances, management estimates the amount of the future incentives that will be earned by clients and defers a portion of the otherwise recognizable revenue. Estimates are based upon a statistical analysis of previous campaigns for which such incentives were offered. Should a client not meet its minimum annual commitment and no longer qualify for the incentive, management recognizes the revenue previously deferred related to the estimated incentive.

Cost of Revenue

Cost of revenue consists primarily of the cost of media acquired from third-party publishers. Media cost is classified as cost of revenue in the corresponding period in which revenue is recognized. From time to time, publishers offer the Company rebates based upon various factors and operating rules, including the amount of media purchased. Management records these rebates in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher. Cost of revenue also includes third-party telephone and information services costs, data center and third-party hosting costs, credit card processing fees and other direct costs. In addition, cost of revenue includes costs to initiate, operate and manage clients’ campaigns, other than costs associated with the Company’s sales force, which are reflected as selling and marketing expenses. These costs include salaries, benefits, bonuses and stock-based compensation for the related staff and allocated overhead such as depreciation expense, rent and utilities, as well as an allocable portion of our technical operations costs.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel and related expenses for selling and marketing staff, including salaries and wages, commissions, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for IMCs, sales management and other employees in the sales organization is based on commissions. In addition, the cost of agency commissions is included in selling and marketing expenses.

Product and Technology Expenses

Product and technology expenses consist primarily of personnel and related expenses for product development and technology staff, including salaries, benefits, bonuses and stock-based compensation, and the cost of certain third-party service providers and other expenses, including occupancy, technology and other direct overhead costs. Technology operations costs, including related personnel and third-party costs, are included in product and technology expenses. The Company capitalizes a portion of its software development costs (Note 5) and, accordingly, includes amortization of those costs as costs of product and technology as the RL Platform addresses all aspects of the Company’s activities, including supporting the IMC selling and consultation process, online publisher integration, efficiencies and optimization, providing insight to clients into the results and effects of their online advertising campaigns and supporting all of the financial and other back-office functions of the business.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, human resources and corporate communications, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums and other expenses, including occupancy, technology and other direct overhead, certain costs in preparation to become a public company and other corporate expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC Topic 718. ASC Topic 718 requires compensation expense related to stock-based transactions, including employee stock options, to be measured and recognized in the financial statements based on fair value. The Company follows the attribution method under ASC Topic 718, which requires companies to reduce current stock-based compensation expenses recorded by the effect of anticipated forfeitures. Management estimates forfeitures based upon its historical experience, which has resulted in a small expected forfeiture rate.

Under ASC Topic 718, the fair value of each award is estimated on the date of the grant and amortized over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based payment awards on the date of grant. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating the value per share of common stock, volatility, expected term and risk-free interest rate. The assumptions used in calculating the fair value of stock-based awards represent management’s estimate based on judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the Black-Scholes model significantly changes, stock-based compensation for future awards may differ materially from the awards granted previously.

Net Income (Loss) Per Share

Basic net income (loss) per share available to common stockholders is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share available to common stockholders is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method and convertible preferred stock under the if converted method, where such conversions are dilutive.

Potentially anti-dilutive securities excluded from the calculation of diluted net income (loss) per common share are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Restricted stock subject to repurchase	87	248	87	248
Stock options and warrants	1,167	2,804	1,266	3,095

	1,254	3,052	1,353	3,343

Income Taxes

The Company records income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company applies ASC Topic 740-10, Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Company records tax benefits for income tax positions only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. Management considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may differ from actual outcomes. ASC Topic 740-10 also prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Recently Issued Accounting Standards

In addition to the recently issued accounting standards discussed in the Company’s Prospectus, the following new standards have been issued:

ASC Topic 605-28, Revenue Recognition—Milestone Method, specifies guidance that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance applies to milestones in arrangements within the scope of this pronouncement regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The pronouncement will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. We are in the process of evaluating the effect of adoption of this pronouncement.

ASC Topic 820-10, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this pronouncement did not have a significant effect on our consolidated financial position or results of operations.

3. Fair Value of Financial Instruments

The Company follows ASC Topic 820, for financial assets and liabilities only, which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Under ASC Topic 820, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC Topic 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$75,779	$75,779	$—	$—
Certificates of deposit	$9,182	$9,182	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$35,379	$35,379	$—	$—
Certificates of deposit	$9,168	$9,168	$—	$—

4. Acquisitions

Acquisition of ReachLocal Australia

On December 21, 2006, the Company and NetUs Pty. Ltd. (“NetUs”) established ReachLocal Australia Pty Ltd. (“ReachLocal Australia”), a 50/50 joint venture, to provide the Company’s online marketing services to the defined territories of Australia and New Zealand. In exchange for its ownership interest and concurrent with the formation of the joint venture, the Company entered into a software license agreement with ReachLocal Australia. Under the terms of the joint venture agreement, the Company was not contractually obligated to provide any funding to ReachLocal Australia. Under the software license agreement, the Company developed and supported proprietary software, similar to its current proprietary software used in the United States, for the exclusive use of ReachLocal Australia for Internet advertising campaigns in the defined territories of Australia and New Zealand (the “Australian Platform”). The Company granted ReachLocal Australia an exclusive perpetual right and license to use the Australian Platform and agreed to provide services required under the agreement within the defined territories.

On December 22, 2006, ReachLocal Australia entered into an Executive Equity Participation Agreement with Elysium Corporation Pty Ltd. (“Elysium”). Elysium is the trustee of The Power Family Discretionary Trust, and the agreement was in exchange for the service and employment of Steven Power, Managing Director of ReachLocal Australia. Pursuant to the agreement, Elysium was issued 5% of the outstanding capital stock of ReachLocal Australia and both the Company’s and NetUs’ fully diluted ownership was reduced to 47.5%.

On March 13, 2007, the Company and NetUs entered into a first amendment to the software license agreement and a first amendment to the joint venture agreement. Pursuant to the agreement, the Company agreed to provide a credit of $250,000 towards future upgrades and modifications of the Australian Platform to offset charges otherwise allowed under the software license agreement. In addition, NetUs increased its funding obligation to ReachLocal Australia by an additional $750,000 up to a maximum of $2,750,000.

ReachLocal Australia had minimal operations in 2006. During 2007, the Company’s proportionate loss in ReachLocal Australia exceeded the carrying value of its investment. Accordingly, the Company recorded a loss in the amount of $250,000 to reduce the carrying value of the investment in ReachLocal Australia to zero. No additional loss accruals were recorded in 2007 as the Company had no obligation for additional contributions to ReachLocal Australia at that time.

On March 25, 2008, the Company and NetUs entered into the second amendment to the joint venture agreement providing that each party would provide additional funding up to Australian $900,000 for a combined total of Australian $1,800,000 to meet the working capital requirements of the business. During 2008, the Company made the required funding payments of Australian $900,000 and due to continued losses of ReachLocal Australia, the entire commitment was recognized as equity in losses of unconsolidated joint venture in the accompanying 2008 consolidated statement of operations.

On September 11, 2009, the Company acquired the remaining interest in ReachLocal Australia for approximately $17,931,000, which consisted of the issuance of 598,665 shares of common stock (including 22,000 shares of restricted stock—see Note 9) valued at $10.43 per share (which represented the latest quarterly valuation of our common stock performed prior to the acquisition date), a cash payment in the amount of $5,810,000 and a non-interest bearing deferred payment obligation of $6,141,000, due upon the closing of our initial public offering. For purposes of determining the Company’s acquisition consideration, management discounted the note to its estimated net present value of $5,876,000. The deferred payment obligation was satisfied upon the closing of our initial public offering; and the Company recognized both interest expense and an exchange gain related to the obligation. There was no contingent consideration issued in conjunction with the purchase. The assets acquired by the Company include cash, accounts receivable, intangible assets, property, plant and equipment, and other current assets. As a result of this transaction, ReachLocal Australia became a wholly owned subsidiary of the Company and accordingly, management applied the provisions of ASC Topic 810, Consolidation. In conjunction with the acquisition, the Company incurred approximately $312,000 in costs that are reflected in general and administrative expense in the accompanying consolidated financial statements for 2009.

The Company recorded the assets and liabilities acquired at their respective fair values, and the Company recorded a gain of $16,223,000, which represents its share of the excess of fair value over the carrying value of the investment in ReachLocal Australia. The Company did not record a deferred income tax liability associated with the gain since the excess of the amount for financial reporting over the corresponding tax basis is permanent in duration. The following table summarizes the fair value of assets and liabilities acquired (in thousands):

Assets acquired:
Cash	$2,727
Property and equipment	334
Other current assets (including accounts receivable)	190
Intangible assets	2,300
Goodwill	32,388

Total assets acquired	37,939
Liabilities assumed:
Accounts payable	3,170
Deferred revenue	615

Total fair value of assets and liabilities acquired	$34,154

The acquisition of ReachLocal Australia allows the Company to provide services directly to the Australia and New Zealand markets. This factor contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

The intangible assets acquired consist of customer relationships, which are being amortized over their estimated useful life of three years using the straight line amortization method. At June 30, 2010, the remaining amortization of intangibles is as follows (in thousands):

Year ending December 31,
2010	$385
2011	767
2012	534

Total	$1,686

Amortization expense for the intangible assets was $192,000 and $384,000 for the three and six months ended June 30, 2010, respectively. Accumulated amortization for the intangible asset was $614,000 as of June 30, 2010.

The results of the ReachLocal Australia operations for the period post-acquisition, include $13,671,000 of revenue for six months ended June 30, 2010. Revenues for ReachLocal Australia were not consolidated for the six months ended June 30, 2009.

Acquisition of SMB:LIVE

On February 22, 2010, the Company acquired all of the issued and outstanding common stock of SMB:LIVE Corporation (“SMB:LIVE”) for consideration of approximately $8,491,000 in cash and stock. SMB:LIVE is a provider of data syndication and social media monitoring products and services to SMBs. With the technology acquired through the SMB:LIVE acquisition, the Company is developing a digital presence and reputation management solution designed to enable an SMB to publish multi-media content from a single interface to a business profile page hosted by the Company as well as to local directory sites, search engines and social media sites, including Twitter and Facebook. In addition, the Company will provide automated monitoring of local review sites, social media sites, and local blogs for references to the SMB or comments related to the SMB’s business to provide an SMB with feedback, alerts and analytics to assist it in managing its online reputation.

On the closing date, the Company paid $2,758,000 in cash as part of the purchase price. The balance of the consideration (the “Deferred Consideration”), of up to $5,733,000 is payable in cash and stock of the Company and is subject to the achievement of certain employee retention objectives. These retention objectives require a minimum number of the acquired personnel to remain continuously employed for each milestone payment as described below. If such retention objectives are not met, all or a portion of the Deferred Consideration will be forfeited. All of the acquired employees were sellers and they represent the majority of sellers. The Company will recognize the Deferred Consideration amounts as compensation expense over the period in which it is earned. Of the Deferred Consideration $4,741,000 is payable in 364,692 shares of the Company’s common stock, based on the initial public offering price of $13.00 per share, and the balance is payable in cash. The following table summarizes the Deferred Consideration milestone payments, assuming all retention objectives are met and there have been no offsets for indemnity claims (in thousands):

	Deferred Cash Consideration	Deferred Stock Consideration	Total

February 22, 2011	$165	$1,171	$1,336
August 22, 2011	252	1,214	1,466
February 22, 2012	575	2,356	2,931

Total Deferred Consideration	$992	$4,741	$5,733

In connection with the acquisition, the Company incurred approximately $286,000 in costs that are reflected in general and administrative expense in the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2010. As of June 30, 2010, the Company has recorded $1,360,000 of total deferred consideration in the form of a liability of $223,000 related to the deferred cash consideration and additional paid-in capital of $1,137,000 pertaining to the deferred stock consideration. Of the $223,000 of deferred cash consideration recorded, $176,000 was capitalized as software development costs, and the balance of $47,000 was expensed. Of the $1,137,000 of deferred stock consideration recorded, $532,000 was capitalized as software development costs, and the balance of $605,000 was expensed.

The Company recorded the assets and liabilities acquired at their respective fair values. The following table summarizes the fair value of assets and liabilities acquired (in thousands):

Assets acquired:
Cash	$5
Accounts receivable	142
Property and equipment	39
Other current assets	13
Intangible assets	2,300
Goodwill	1,730

Total assets acquired	4,229
Liabilities assumed:
Accounts payable and accrued expenses	732
Other current liabilities	38
Deferred tax liability	701

Total fair value of assets and liabilities acquired	$2,758

The intangible assets acquired consist of SMB:LIVE’s developed technology, which is being amortized over its estimated useful life of three years using the straight line method. At June 30, 2010, the remaining amortization of intangibles is as follows (in thousands):

Year Ended December 31,
2010 (6 Months)	$383
2011	767
2012	767
2013	127

Total	$2,044

For the three and six months ended June 30, 2010, amortization expense related to the acquired developed technology was $192,000 and $256,000, respectively.

The results of SMB:LIVE’s operations for the period post-acquisition were not significant for the period ended June 30, 2010.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Computer hardware and software	$5,152	$4,126
Office equipment	768	660
Furniture and fixtures	2,150	1,931
Leasehold improvements	1,201	1,149
Assets not placed in service	411	361

	9,682	8,227
Less: Accumulated depreciation and amortization	(4,400)	(3,327)

	$5,282	$4,900

The Company recorded depreciation expense of $571,000 and $389,000 for the three months ended June 30, 2010 and 2009, and $1,073,000 and $767,000 for the six months ended June 30, 2010 and 2009, respectively.

6. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Capitalized software development costs	$12,399	$8,477
Accumulated amortization	(4,346)	(3,378)

Capitalized software development costs, net	$8,053	$5,099

The Company recorded amortization expense of $492,000 and $332,000 for the three months ended June 30, 2010 and 2009, and $968,000 and $624,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, $4,732,000 of capitalized software development costs are related to projects still in process.

7. Commitments and Contingencies

Deferred Payment Obligations

As part of the consideration paid for SMB:LIVE, the Company will pay up to approximately $992,000 in cash and $4,741,000 in stock based upon the achievement of certain milestones tied to employee retention objectives. Depending upon the achievement of the employee retention objectives, the deferred consideration may be reduced or eliminated (see Notes 4 and 9).

On May 19, 2010, the Company satisfied the deferred payment obligation related to the acquisition of RL Australia for $5,853,000 and realized a $207,000 foreign currency exchange gain.

Litigation

On March 1, 2010, a class action lawsuit was filed by two of the Company’s former employees in California Superior Court in Los Angeles, California. The complaint alleges wage and hour violations in a Fair Labor Standards Act collective action and a California class action. The classes for each action have not been certified and potentially consist of approximately 1,000 persons for the federal collective action and approximately 250 persons for the California class action. The case is at an early stage and the Company has not yet determined the amount of liability, if any, that may result from the lawsuit. At this time, however, management does not believe that this litigation will have a material adverse impact on the company.

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Stockholder’s Equity

Initial Public Offering

On May 19, 2010, the Company issued 3,941,103 shares of common stock, including shares from the exercise of the underwriters’ option to purchase 625,000 shares, at a price of $13.00 per share, raising proceeds to the Company of $42.1 million, net of underwriting discounts and commissions and estimated offering costs.

Upon the completion of the initial public offering, the Company amended and restated its certificate of incorporation to authorize the Company to issue up to 140,000,000 shares of common stock, at $0.00001 par value per share.

Convertible Preferred Stock

Upon the completion of the initial public offering, all of the then outstanding shares of convertible preferred stock were converted to 16,712,120 shares of common stock with a par value of $0.00001 per share.

Reserved shares

In conjunction with the acquisition of SMB:LIVE (Note 4), the Company may be required to issue up to 364,692 shares of its common stock, if at all, in three tranches on February 22, 2011, August 22, 2011 and February 22, 2012.

Warrants

In 2007, the Company issued a warrant to purchase 76,137 shares of common stock with an exercise price of $9.23 per share which contained a net exercise provision. In connection with the public offering, in May 2010, the holder exercised the warrant on a net exercise basis and received 22,102 shares of the Company’s common stock.

9. Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight line basis over the requisite service period, which is generally the vesting period.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.04%	1.89%	2.04%	1.89%
Expected life (in years)	4.75	4.74	4.75	4.74
Expected volatility	57%	55%	57%	55%
Weighted average fair value per share	$6.34	$2.34	$6.34	$2.34

Stock Plans

On July 1, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”) and retired the 2004 Plan. In April 2010, the 2008 Plan was amended and restated to include an additional 2,100,000 shares of common stock reserved for future issuance, and a provision to annually increase the shares available for issuance by the lesser of 2,500,000 shares, 4.5% of the common stock outstanding on the last day of prior year, or a smaller amount determined by the board. There were 928,815 and 141,401 shares available for grant under the 2008 Plan as of June 30, 2010 and December 31, 2009, respectively.

The following table summarizes vested and unvested options activity for the six months ended June 30, 2010 (number of shares in thousands):

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	5,396	8.04	2,473	5.55	2,923	10.19
Granted	1,301	13.00	2	13.00	1,299	13.00
Options vesting	—	—	729	9.18	(729)	9.18
Exercised	(217)	0.79	(217)	0.79	—	—
Forfeited	(88)	10.93	(36)	10.74	(52)	11.08

Outstanding at June 30, 2010	6,392	$9.28	2,951	$6.68	3,441	$11.53

The weighted average remaining contractual life of all options outstanding as of June 30, 2010 was 5.86 years. The aggregate intrinsic value of all options outstanding as of June 30, 2010 was $23,660,000. The aggregate intrinsic value of options vested and exercisable at June 30, 2010 was $19,860,000 based on the estimated fair value of the Company’s common stock. The per share weighted average grant date fair value of unvested options as of June 30, 2010, was $4.49. The per share weighted average grant date fair value of options vested during the six months ended June 30, 2010 was $2.56. The per share weighted average grant date fair value of options forfeited during the six months ended June 30, 2010 was $4.15. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2010 was $2,653,000.

Restricted Stock

The following table summarizes the activity of restricted stock agreements (in thousands):

	Restricted Stock	Vested	Unvested

Outstanding at December 31, 2009	2,528	2,421	107
Issuance of restricted stock units	99	—	99
Vested	—	48	(48)

Outstanding at June 30, 2010	2,627	2,469	158

Deferred Stock Consideration

In conjunction with the acquisition of SMB:LIVE (Note 4), the Company is obligated to issue up to 364,692 shares of common stock subject to the achievement of certain employee retention objectives. These retention objectives require a minimum number of the acquired personnel to remain continuously employed for each milestone payment as described below. If such retention objectives are not met, all or a portion of the Deferred Consideration will be forfeited.

Stock-based compensation expense

In conjunction with the Company’s stock option plan, restricted shares and reserved shares issuable in connection with SMB:LIVE, the Company records stock-based compensation expense net of capitalized stock-based compensation in association with software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Stock-based compensation	$2,048	$849	$3,332	$1,439
Less: Capitalized stock-based compensation	648	92	847	139

Stock-based compensation expense, net	$1,400	$757	$2,485	$1,300

Stock-based compensation, net of capitalization, is included in the accompanying consolidated statements of operations, in the following caption (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Stock compensation, net of capitalization
Cost of revenue	$70	$15	$161	$25
Selling and marketing	260	173	441	242
Product and technology	259	15	523	32
General and administrative	811	554	1,360	1,001

	$1,400	$757	$2,485	$1,300

As of June 30, 2010, there was $18,588,000 of unrecognized stock-based compensation related to restricted stock, outstanding stock options, and deferred stock consideration, net of estimated forfeitures and capitalization. This amount is expected to be recognized over a weighted average period of 1.5 years. Future stock-based compensation for these awards may differ in the event actual forfeitures may deviate from our estimates.

10. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the six months ended June 30, 2010, the net income tax benefit of $545,000 resulted from a deferred tax benefit of $702,000 from the reduction in our valuation allowance attributable to increases in our deferred tax liabilities recognized in our acquisition of SMB:LIVE, which was partially reduced by a provision for income taxes of $157,000 related to state, local and foreign income taxes.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. In August of 2010, the Internal Revenue Service notified the Company that it intended to initiate an examination of the Company’s U.S. consolidated 2008 income tax return.

11. Segment Information

Revenue by geographic region with respect to the Direct Local channel and national brands is based on the physical location of the sales office, and with respect to agencies and resellers, is based on the physical location of the agency or reseller. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
North America	$59,240	$46,449	$113,108	$88,243
International	11,122	1,521	20,880	2,462

	$70,362	$47,970	$133,988	$90,705

			June 30, 2010	December 31, 2009

Long lived assets (excluding patents and other intangibles):
North America			$5,932	$5,985
International			760	801

			$6,692	$6,786

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, ReachLocal, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “ReachLocal.”

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 19, 2010.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 19, 2010. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Our mission is to help small and medium-sized businesses, or SMBs, acquire, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including search engine marketing, display advertising, remarketing and online marketing analytics, each targeted to the SMB market. We deliver these solutions to SMBs through a combination of our proprietary RL Platform and our direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers.

We use our RL Platform to create advertising campaigns for SMBs to target potential customers in their geographic area, optimize those campaigns in real time and track tangible results. Through a single Internet advertising budget, we enable our clients to reach local customers across all the major search engines and leading general interest and vertically focused online publishers. Based in or near the cities in which our clients operate, our IMCs establish a direct consultative relationship with our clients and, empowered by the RL Platform, work with the clients to achieve their marketing objectives.

We generate revenue by providing online advertising solutions for our clients through our search engine marketing product, ReachSearch, our display advertising product, ReachDisplay, our remarketing product, our campaign performance tracking product, TotalTrack and our assisted chat product, TotalLiveChat. We sell our ReachSearch, ReachDisplay and remarketing products based on a package pricing model in which our clients commit to a fixed fee that includes the media; the optimization, reporting and tracking technologies of the RL Platform; and the personnel dedicated to support and manage their campaigns. While we do not commit to a specific set of results, we work with our clients to meet their marketing objectives. For our ReachSearch product, we believe clients evaluate performance based on the number and quality of leads (phone, email and other) received. For our ReachDisplay and remarketing products, we believe clients focus on the numbers of customers reached and the accuracy of targeting achieved through the campaign. Each of our products includes, through a single budget, access to multiple publishers, some of which are not directly available to SMBs, as well as access to our proprietary optimization and tracking technologies that dynamically adjust the publishers to which we allocate clients’ media spend in order to meet their performance objectives. For these reasons, while we rely on third-party publishers for the substantial majority of the media we purchase on behalf of our clients, we are not simply a reseller of media; rather, we market our products as a complete package of media optimized for the client.

Nearly all of our cost of revenue is for the purchase of media and nearly all of the media we purchase is from Google, Yahoo! and Microsoft. A substantial majority of the media we purchase is from Google. We generally purchase this media in an auction marketplace. We believe that our technology enables us to purchase this media efficiently and, as a result, allows us to fulfill our clients’ expected level of performance. However, an increase in the cost of media in these marketplaces without a corresponding increase in our media buying efficiency could result in an increase in our cost of revenue as a percentage of revenue even if our business expands. In addition, such an increase could result in an increase in the prices we must charge our clients or a decrease in our ability to fulfill our clients’ service expectations at the existing package price. While we enter into rebate and incentive programs with some publishers, these incentive programs are subject to change or cancellation with little notice, and, on occasion, these incentives have been cancelled, reduced or have required us to comply with rules that reduce the benefit of the incentives from what we previously received. For example, effective December 31, 2008, Google terminated a publisher rebate provided as part of its North American Authorized AdWords Reseller program, which was the primary reason that our cost of revenue as a percentage of revenue increased to 55.2% in 2009 from 52.8% in 2008. For further information, see “Risk Factors—We purchase most of our media from Google, and our business could be adversely affected if Google takes actions that are adverse to our interests.”

We first offered our products and services solely through third-party agencies and resellers that, in turn, offered them to their end advertiser clients. In 2007, we began to allocate resources to focus on sales to national or regional businesses with multiple locations, such as franchisors, which we refer to as national brands. Because the sale to agencies, resellers and national brands involves negotiations with businesses that generally represent an aggregated group of SMB advertisers, we group them together as our National Brands, Agencies and Resellers channel. In 2006, we made the strategic decision to invest in creating a direct local sales force and began selling our products and services through our IMCs. We refer to sales through our IMCs as our Direct Local channel. Sales in the Direct Local channel accounted for 74% of our revenue for the six months ended June 30, 2010 and 70% of our revenue for all of 2009. Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth, and it is our largest operating expense.

In December 2006, we entered our first market outside of North America through a joint venture in Australia. On September 11, 2009, we acquired the remaining interest in our Australian joint venture. In connection with the ReachLocal Australia acquisition, we recognized a non-cash gain of $16.2 million in 2009. We now own all our international operations and currently operate in Australia, the United Kingdom and Canada. At June 30, 2010, 99 of our 641 total IMCs were located outside of North America.

On February 22, 2010, we acquired SMB:LIVE for consideration of up to approximately $8.5 million in cash and stock. On the closing date, we paid $2.8 million in cash. The balance of the purchase price, or the Deferred Consideration, of up to $5.7 million will be payable based upon the achievement of certain employee retention milestones through February 2012. Approximately $4.7 million of the Deferred Consideration will be payable in 364,692 shares of our common stock, based on our initial public offering price of $13.00 per share, and approximately $1.0 million will be payable in cash. As the Deferred Consideration is contingent upon retention objectives with regard to the acquired employees, we will recognize such amounts as compensation expense over the period in which the Deferred Consideration may be earned.

In June 2010, we beta launched Bizzy, our customer retention and acquisition platform, that enables SMBs to connect to and communicate with their customer base via a web 2.0 Platform.

We were formed in 2003 and remained a development-stage company until the end of 2004. Prior to 2007, we financed our operations and capital expenditures through private sales of preferred stock. Since 2007, we have financed our operations, our expansion of our IMC sales force and the extension of our Direct Local channel into new territories through cash provided by operations. Deferred revenue arising from prepayment by the great majority of our clients and vendor trade financing are major components of our cash flow from operations. Although we expect that cash flow from operations, existing cash balances and proceeds from our initial public offering will be sufficient to continue funding our expansion activities, these investments, including investments in developing new products and services for our clients, could require us to seek additional equity or debt financing, and that financing may not be available on terms favorable to us or at all. In addition, expansion in the number of IMCs and rapid expansion of new products and services for our clients could require significant capital and entail non-capitalized expenses that could diminish our income from operations.

Business Model, Operating Metrics and Trends

Our Direct Local channel has grown rapidly. As a percentage of revenue, Direct Local revenue has increased to 74% for the six months ended June 30, 2010 from 67% for the six months ended June 30, 2009. Growth in Direct Local revenue is primarily driven by the growth in the number of IMCs and increases in IMC productivity, particularly those IMCs with more than 12 months of employment, who we refer to as Upperclassmen.

Typically, each month we hire one to two classes of 20-30 IMCs, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen. With each new class of Underclassmen, we track how they are performing relative to a standard level of revenue growth and other performance metrics for each month after their training. Understanding the performance of past and current Underclassmen allows us to adjust our investment in additional Underclassmen in the event we detect significant changes in their productivity.

We believe the key factors that affect the productivity of our IMCs are:

•

Macroeconomic Conditions. Macroeconomic conditions directly impact the amount of money SMBs allocate to market their business. We believe that, commencing in mid-2008, IMC productivity was significantly impacted by the economic recession as some of our SMB clients were forced to close or temporarily suspend their operations, while others curtailed their marketing expenditures in light of a contraction in consumer spending. IMC productivity has, therefore, declined from the levels we observed in 2007 and the first two quarters of 2008. For this reason, in January 2009, we temporarily ceased hiring IMCs in North America. We began to observe some growth in IMC productivity starting in March 2009, and we resumed hiring IMCs at the end of March 2009 at a more modest level than in 2008. In the first six months of 2010, we resumed the levels of hiring we experienced in early 2008.

•

Number of Products. We believe that expanding our comprehensive suite of online marketing and reporting products and services will allow us to generate more revenue from each SMB relationship. Prior to 2009, we primarily offered a single product, ReachSearch. As a result of product and technology investments commencing in 2008, we launched ReachDisplay and our remarketing product in 2009. In June 2010, we released our TotalLiveChat product, which gives SMBs an out-of-the-box assisted chat service that they can offer potential customers visiting their websites. In addition, we are currently investing in the development of our digital presence and reputation management product based on the technology acquired in connection with the SMB:LIVE acquisition. While new products and technology require investment by us without any assurance of, and prior to recognition of, additional revenue, our strategy remains to increase the number of products our IMCs have to sell. Should some of these investments not achieve client acceptance or economic results, we may be required to reduce the value of the capitalized costs, if any, associated with such products and services and realize a reduction in net income.

•

IMC Capacity. We continually endeavor to enhance the productivity of our IMCs. Our business model therefore contemplates additional investments in technology and support personnel to assist our IMCs in managing and maintaining existing clients in order to increase their capacity to acquire new clients. For example, we are investing in a centralized campaign performance organization that, in tandem with our existing customer support team, we expect will assume many of the day-to-day campaign management obligations of our IMCs. These investments are intended to increase IMC productivity, but the benefits of these investments, if any, will trail their expense. These additional costs will be borne through increased cost of revenue as well as product and technology expense.

•

Client Tenure. One of the most time-consuming activities for our IMCs is the process of prospecting, arranging a time to visit and obtaining the first order for our products and services from a new client. A key factor in IMC productivity is therefore the success of our efforts to continue to sell our products and services to existing clients, which requires significantly less of an IMC’s time. We believe that a measure of the success of these efforts is the percentage of our revenue generated by sales to clients with different tenures. For this purpose, on an annual basis, we divide our clients into three groups to measure their revenue contribution:

•	Trial Period Clients. We characterize a client’s initial four months as the “trial period” because the most common term for a new client’s first agreement is four months, and we believe that four months is the shortest period in which performance of an advertising campaign can be fully assessed. Trial period clients represented 32%, 42% and 49% of our revenue for 2009, 2008 and 2007, respectively.

•

First-Year Post-Trial Clients. We characterize a client that continues to advertise through us after its four-month trial period and for up to one year after its trial period as a First-Year Post-Trial Client. First-Year Post-Trial Clients represented 43%, 42% and 40% of our revenue for 2009, 2008 and 2007, respectively.

•

Long-Term Clients. We characterize clients that continue to advertise through us for more than one year after their trial period as Long-Term Clients. Long-Term Clients represented 25%, 16% and 11% of our revenue for 2009, 2008 and 2007, respectively.

We regularly review a number of other financial and operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. The following table shows certain key operating metrics for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Number of IMCs (at period end):
Upperclassmen	246	143	246	143
Underclassmen	395	256	395	256

Total	641	399	641	399

Underclassmen Expense (in thousands) (1)	$8,679	$5,968	$16,485	$12,860

Active Advertisers (at period end) (2)	16,700	13,200	16,700	13,200
Active Campaigns (at period end) (3)	21,400	16,100	21,400	16,100

(1)	Underclassmen Expense is a number we calculate to approximate our investment in Underclassmen and is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions), training and sales organization expenses including depreciation allocated based on relative headcount and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximated investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by the company, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.
(2)	Active Advertisers is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel. We calculate Active Advertisers by adjusting the number of Active Campaigns to combine clients with more than one Active Campaign as a single Active Advertiser. Clients with more than one location are generally reflected as multiple Active Advertisers. Because this number includes clients served through the National Brands, Agencies and Resellers channel, Active Advertisers includes entities with which we do not have a direct client relationship. Numbers are rounded to the nearest hundred.
(3)	Active Campaigns is a number we calculate to approximate the number of individual products or services we are managing under contract for Active Advertisers. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client, we consider that two Active Campaigns. Similarly, if a client purchased ReachSearch campaigns for two different products or purposes, we consider that two Active Campaigns. Numbers are rounded to the nearest hundred.

Number of IMCs

Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth. In particular, our growth is driven by the increase in the number of Upperclassmen, who are significantly more productive than our Underclassmen. As such, we believe that our ability to grow our business is highly dependent on our ability to grow the number of our Upperclassmen. Beyond our hiring practices, which determine the number of IMCs to be hired as well as the rate at which we hire them, the increase in the number of Upperclassmen depends primarily on the productivity of Underclassmen, as the majority of Underclassmen attrition has been involuntary and is based on performance relative to a standard level of revenue growth and other performance metrics determined by us. We do not expect all Underclassmen to become Upperclassmen, and our investment decisions anticipate the cost of attrition. The performance of past and current IMCs allows us to adjust our investment model in the event there are significant changes in macroeconomic or competitive conditions.

Due to the economic recession, we temporarily ceased hiring IMCs in North America during the first quarter of 2009 and have hired IMCs at a slower rate than in prior periods beginning at the end of March 2009. As a result, the number of our Upperclassmen declined in the first quarter of 2010 and will grow at a slower rate in 2010 than in 2009. In the first six months of 2010, we resumed the levels of hiring we experienced in early 2008. In connection with our acquisition on September 11, 2009 of the portion of ReachLocal Australia that we did not previously own, we added 45 Underclassmen and 17 Upperclassmen. At June 30, 2010, we had 31 Underclassmen and 27 Upperclassmen from ReachLocal Australia.

Underclassmen Expense

Underclassmen do not in the aggregate make a positive contribution to operating income. Our largest operating expenses include the hiring, training and retention of Underclassmen in support of our goal of developing more Upperclassmen.

Underclassmen Expense is a number we calculate to approximate our investment in Underclassmen and is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions), training and sales organization expenses, including depreciation, allocated based on relative headcount and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximated investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by the company, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.

We determine the amount to invest in Underclassmen Expense based on our objectives for development of the business and the key factors affecting IMC productivity described above.

The increase in Underclassmen Expense in the six months ended June 30, 2010 as compared to the preceding year period was primarily attributable to our decision to recommence hiring in the second quarter of 2009 as well as the inclusion of the operations of ReachLocal Australia, both of which have led to an increase in Underclassmen in 2010 versus the prior year period.

Active Advertisers and Active Campaigns

We track the number of Active Advertisers and Active Campaigns to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization and other personnel and resources.

Active Advertisers and Active Campaigns increased relative to the prior year period due to an increase in the number of IMCs selling our products, an increase in their productivity, the inclusion of ReachLocal Australia which was not consolidated in the prior year period and from the growth of our National Brands, Agencies and Resellers channel.

Basis of Presentation

Sources of Revenue

We derive our revenue principally from the provision and sale of online advertising to our clients. Revenue includes the sale of our ReachSearch, ReachDisplay, remarketing and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, the optimization, reporting and tracking technologies of the RL Platform, and the personnel dedicated to support and manage their campaigns; the sale of our TotalTrack and TotalLiveChat products; and set-up, management and service fees associated with these products and other services. We distribute our products and services directly through our sales force of IMCs, who are focused on serving SMBs in their local markets through an in-person, consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to SMBs ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

We typically enter into agreements to provide advertising campaigns for the delivery of our ReachSearch and ReachDisplay products. Each agreement fixes the price per approximately 30-day campaign cycle, which includes all charges for the included technology and media services, management and other fees. Our Direct Local clients generally prepay for services either by credit card, check or electronic debit prior to the commencement of each campaign cycle. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Generally, when at least 85% of requisite purchases and other services have occurred and an additional campaign cycle remains under the agreement, we make an additional billing or automatic collection for the next campaign cycle.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in a manner similar to Direct Local clients or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.9 million of related accounts receivables at June 30, 2010.

Cost of Revenue

Cost of revenue consists primarily of costs of online media acquired from third-party publishers. Cost of revenue also includes third-party telephone and information services costs, data center and third-party hosting costs, credit card processing fees and other direct costs.

In addition, cost of revenue includes our costs to initiate, operate and manage our clients’ campaigns, other than costs associated with our sales force, which are reflected as selling and marketing expenses. These costs include salaries, benefits, bonuses and stock-based compensation for the related staff and allocated overhead such as depreciation expense, rent and utilities, as well as an allocable portion of our technical operations costs.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of personnel and related expenses for our selling and marketing staff, including salaries and wages, commissions, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for IMCs, sales management and other employees in the sales organization is based on commissions.

Product and Technology. Product and technology expenses consist primarily of personnel and related expenses for our product development and technology staff, including salaries, benefits, bonuses and stock-based compensation, and the cost of certain third-party service providers and other expenses, including occupancy, technology and other direct overhead costs. Technology operations costs, including related personnel and third-party costs, are included in product and technology expenses.

We capitalize a portion of costs for software development and, accordingly, include amortization of those costs as product and technology expenses as the RL Platform addresses all aspects of our activities, including supporting the IMC selling and consultation process, online publisher integration, efficiencies and optimization, providing insight to our clients into the results and effects of their online advertising campaigns and supporting all of the financial and other back-office functions of our business.

Following the acquisition of SMB:LIVE on February 22, 2010, product and technology expenses also include the amortization of the technology obtained in the acquisition and the expenses related to the deferred payment obligations for that acquisition related to product and technology personnel.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, human resources and corporate communications, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums and other expenses, including occupancy, technology and other direct overhead, certain costs in preparation to become a public company and other corporate expenses. During 2009, we strengthened our management and corporate infrastructure, particularly in our finance department, and implemented financial reporting, compliance and other infrastructure in preparation for becoming a public company.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

There have been no material changes to our critical accounting policies. For further information on our critical and other significant accounting policies, see our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 19, 2010.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue Recognition

•	Software Development Costs

•	Income Taxes

•	Goodwill and Intangible Assets

•	Stock-based Compensation

We granted stock options with the following exercise prices based on the initial public stock offering price during the six months ended June 30, 2010:

Option Grant Dates	Number of Shares Underlying Options	Exercise Price Per Share	Estimated Fair Value Per Underlying Share as of Grant Date	Intrinsic Value Per Share at Date of Grant

May 19, 2010	1,300,750	$13.00	$13.00	$—

The following table summarizes the assumptions relating to our stock options granted during six months ended June 30, 2010:

June 30, 2010

Expected dividend yield	0%
Risk free interest rate	2.04%
Expected life, in years	4.75
Expected volatility	57%

Using the Black-Scholes option pricing model, we recorded non-cash stock-based compensation expenses related to employee stock options granted of approximately $2.2 million for the six months ended June 30, 2010, which includes $0.6 million of SMB:LIVE deferred stock compensation . At June 30, 2010, we had unrecorded compensation costs of $17.3 million related to unvested stock options and deferred stock consideration. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.5 years.

During the six months ended June 30, 2010, we also issued 99,250 restricted stock units. Twenty-five percent of the restricted stock units vest on the first anniversary of the vesting commencement date, and the remainder of the units vest in equal monthly installments over the next 36 months thereafter. During the six months ended June 30, 2010, we recorded non-cash stock-based compensation expense of approximately $0.3 million related to restricted stock units. At June 30, 2010, we had $1.3 million of unrecognized compensation expense related to unvested restricted stock units.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$70,362	$47,970	$133,988	$90,705
Cost of revenue (1)	38,447	26,618	73,286	50,441
Operating expenses:
Selling and marketing (1)	26,341	17,681	50,281	34,761
Product and technology (1)	2,522	1,288	4,866	2,262
General and administrative (1)	5,618	3,362	11,003	6,419

Total operating expenses	34,481	22,331	66,150	43,442

Loss from operations	(2,566)	(979)	(5,448)	(3,178)
Other income (expense), net	265	26	255	35

Loss before provision for income taxes	(2,301)	(953)	(5,193)	(3,143)
Provision (benefit) for income taxes	93	57	(545)	124

Net loss	(2,394)	(1,010)	(4,648)	(3,267)

Net loss per share, basic and diluted	$(0.09)	$(0.04)	$(0.19)	$(0.14)

Weighted average common shares used in computation of net loss per share, basic and diluted	25,621	22,794	24,651	22,746

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in above line items:

Stock-based compensation:
Cost of revenue	$70	$15	$161	$25
Selling and marketing	260	173	441	242
Product and technology	259	15	523	32
General and administrative	811	554	1,360	1,001

	$1,400	$757	$2,485	$1,300

Depreciation and amortization:
Cost of revenue	$98	$63	$170	$126
Selling and marketing	249	196	494	392
Product and technology	838	404	1,508	759
General and administrative	262	58	509	114

	$1,447	$721	$2,681	$1,391

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	2010-2009 % Change	2010	2009	2010-2009 % Change

(in thousands)
Direct Local	$52,323	$32,781	59.6%	$99,571	$60,456	64.7%
National Brands, Agencies and Resellers	18,039	15,189	18.8	34,417	30,249	13.8

Total revenue	$70,362	$47,970	46.7%	$133,988	$90,705	47.7%

At period end:
Number of IMCs:
Upperclassmen				246	143	72.0%
Underclassmen				395	256	54.3

Total				641	399	60.7%

Active Advertisers				16,700	13,200	26.5%
Active Campaigns				21,400	16,100	32.9%

Direct Local revenues increased $19.5 million, or 59.6%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and $39.1 million, or 64.7% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in our Direct Local revenue for the three months and six months ended June 30, 2010 also reflects $6.9 million and $13.1 million, respectively, of Direct Local revenue attributable to ReachLocal Australia which was not consolidated in the prior year’s period. Excluding the impact of the ReachLocal Australia acquisition, the increased contribution of our new Upperclassmen—that is, IMCs who were Underclassmen at the quarter ended June 30, 2009 who subsequently became Upperclassmen—represented the largest portion of the revenue growth. The revenue contributed by our new Underclassmen represented the next largest portion of revenue growth due to our increased hiring, followed by the incremental revenue contributed by our existing Upperclassmen—that is, IMCs who were already Upperclassmen at the quarter ended June 30, 2009. The increase in productivity of our IMC sales force was primarily attributable to the increase in tenure of our existing IMCs, as, on average, they tend to grow their revenue as they mature, as well as to the release of our ReachDisplay product in early 2009.

National Brands, Agencies and Resellers revenue increased $2.9 million, or 18.8%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and $4.2 million, or 13.8% for the six months ended June 30, 2010 compared to six months ended June 30, 2009. The increase was primarily due to an increase in the number of National Brands clients advertising during the three months and six months ended June 30, 2010, which we attribute to our continued increased focus on the National Brands portion of this channel and, to a lesser extent, to the addition of new Agencies and Resellers during the period. Revenue from our National Brands clients increased by $1.9 million during the three months ended June 30, 2010 and $3.4 million for the six months ended June 30, 2010. ReachLocal Australia’s National Brands, Agencies and Resellers channel contributed $0.4 million and $0.6 million, respectively for the three and six month periods ended June 30, 2010.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,		2010-2009 % Change
	2010	2009	2010-2009 % Change	2010	2009

(in thousands)
Cost of revenue	$38,447	$26,618	44.4%	$73,286	$50,441	45.3%

As a percentage of revenue:	54.6%	55.5%		54.7%	55.6%

The decrease in our cost of revenue as a percentage of revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an increase in publisher rebates, the effect of changes in geographic and product mix and increased media buying efficiency. These decreases were partially offset by higher costs associated with the expansion of the campaign performance group as part of our strategy to enhance the productivity of our IMCs, and the commencement of campaign management and provisioning operations in India as part of our strategy of lowering these costs over the longer term. Publisher rebates as a percentage of revenue increased to 2.0% of revenue in the three months ended June 30, 2010 from 1.0% for the same period a year ago, and to 2.0% of revenue in the six months ended June 30, 2010 from 0.9% for the same period in 2009, due to an increase in rebates from existing and new publishers in North America other than Google, and the inclusion of our ReachLocal Australia operations, which receive higher rebates as a percentage of revenue.

Our cost of revenue as a percentage of revenue will be affected in the future by the mix and relative amount of media we purchase to fulfill service requirements, the availability and amount of publisher rebates, the mix of products and services we offer, our media buying efficiency and, over the next several quarters, the increased costs of support and delivery as we grow our campaign performance group and hire additional support personnel for our new and upcoming product launches, including our digital presence and reputation management product, which will be released later this year.

Operating Expenses

Over the past several years, we have significantly increased the scale of our operations, and we continue to operate with a view towards increasing our operating scale by increasing our sales force, product offerings and the infrastructure to support them. In managing our business for increased scale, we expect each category of operating expenses to increase. However, unlike a mature business where such operating expense expansion would be tied to current revenue and revenue growth with a goal of meeting a particular immediate operating income target, we are intentionally incurring expenses to support a long-term view of growth, acknowledging, but not managing to, the particular impact such decisions might have on near term periodic operating results. In addition, while we are making significant investments in future growth, we cannot predict accurately to what extent or when these investments will contribute to revenue growth, and, as a result, what our operating expenses will be as a percentage of revenue.

Selling and Marketing

	Three Months Ended June 30,		2010-2009 % Change	Six Months Ended June 30,		2010-2009 % Change
	2010	2009		2010	2009

(in thousands)
Salaries, benefits and other costs	$17,976	$11,223	60.2%	$34,506	$22,414	53.9%
Commission expense	8,365	6,458	29.5	15,775	12,347	27.8

Total selling and marketing	$26,341	$17,681	49.0%	$50,281	$34,761	44.6%

Underclassmen Expense included above, excluding commissions	$8,679	$5,968	45.4%	$16,485	$12,860	28.2%

As a percentage of revenue:
Salaries, benefits and other costs	25.5%	23.4%		25.8%	24.7%
Commission expense	11.9%	13.5%		11.8%	13.6%

Total selling and marketing	37.4%	36.9%		37.5%	38.3%

The increase in absolute dollars in salaries, benefits and other costs in selling and marketing expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to an increase in our IMC headcount. The increase also reflects the inclusion of $2.9 million and $5.4 million of expenses of ReachLocal Australia for the three and six months ended June 30, 2010, respectively. In addition, we incurred $0.5 million and $0.8 million of selling and marketing expenses related to the beta launch of Bizzy and the consolidation of SMB:LIVE during the three months and six months ended June 30, 2010, respectively, for which there were no comparable amounts in the prior year.

The increase in commission expense in absolute dollars for the three and six months ended June 30, 2010 compared to the three months ended June 30, 2009, and for the six months ended June 30, 2010 compared to six months ended June 30, 2009 was due to increases in our revenue in our sales channels. As a percentage of revenue, commission expense decreased due to a higher percentage of Direct Local channel revenue, including the additional Direct Local revenue from ReachLocal Australia, for which we pay lower commission rates. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased production.

The increase in Underclassmen Expense in absolute dollars for the for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and for the six months ended June 30, 2010 compared to six months ended June 30, 2009 was primarily due to an increase in our IMC Underclassmen headcount, including those of ReachLocal Australia, which was not consolidated in the prior year periods, as well as our decision not to hire Underclassmen in North America until the end of the first quarter of 2009. As we continue to invest in additional Underclassmen and retain additional Upperclassmen, selling and marketing expenses will continue to increase in absolute dollars.

Product and Technology

	Three Months Ended June 30,		2010-2009 % Change	Six Months Ended June 30,		2010-2009 % Change
	2010	2009		2010	2009

(in thousands)
Product and technology	$2,522	$1,288	95.8%	$4,866	$2,262	115.1%
Capitalized software development costs from product and technology resources	2,194	665	229.9%	3,651	1,217	200.0%

Total product and technology costs expensed and capitalized	$4,716	$1,953	141.5%	$8,517	$3,479	144.8%

As a percentage of revenue:
Product and technology	3.6%	2.7%		3.6%	2.5%

Capitalized software development costs from product and technology resources	3.1%	1.4%		2.7%	1.3%

Total product and technology costs expensed and capitalized	6.7%	4.1%		6.4%	3.8%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily attributable to a $0.6 million increase in compensation for additional headcount, $0.2 million in facilities and technology costs related to new products, $0.2 million of amortization expense related to technology acquired in the SMB:LIVE acquisition for which no comparative amounts existed during the prior year period, and $0.2 million of additional amortization expense of capitalized software development costs. For the six months ended June 30, 2010 compared to the six months ended June 30, 2009, compensation expense increased $1.4 million, facilities, and software and hardware maintenance costs increased $0.4 million, amortization expense of capitalized software development costs increased by $0.3 million, and amortization expense related to technology acquired in the SMB:LIVE acquisition, for which no comparative amounts existed during the prior year period, totaled $0.3 million. The increase in headcount in both the three and six month periods ended June 30, 2010 was a result of increased investment in RL Platform functionality, the development of Bizzy, and the addition of product and technology personnel from the SMB:LIVE acquisition.

The increase in the amount of software development costs capitalized both in absolute dollars and as a percentage of revenue in the three and six month periods ended June 20, 2010 as compared to the three and six month periods ended June 30, 2009 was a result of increased investment in new product development relating to Bizzy, development of the SMB:LIVE technology, and the additional RL Platform functionality.

We expect the amount of product and technology costs expensed and capitalized to increase in absolute dollars in the future due to the continued expansion of our product development efforts, including the planned investment to develop the technology acquired in our acquisition of SMB:LIVE, and the increased costs associated with supporting a broader product offering. The amount of such costs capitalized will vary from period to period depending upon the status of our product development efforts.

General and Administrative

	Three Months Ended June 30,		2010-2009 % Change	Six Months Ended June 30,		2010-2009 % Change
	2010	2009		2010	2009

(in thousands)
General and administrative	$5,618	$3,362	67.1%	$11,003	$6,419	71.4%

As a percentage of revenue:	8.0%	7.0%		8.2%	7.1%

The increase in the general and administrative expenses in both absolute dollars and percentage of revenue for the three and six months ended June 30, 2010 compared to the prior year period was primarily due to an increase of $1.1 million and $2.4 million, respectively, due to increases in our administrative headcount necessary to complete our initial public offering, the incremental compliance requirements of being a public company, and an increase in our professional services fees. In addition, general and administrative expenses of ReachLocal Australia included in our consolidated financial results for the three and six month period ended June 30, 2010, accounted for $0.8 million and $1.4 million, respectively, of increases to consolidated general and administrative expenses. The continued expansion of our operations has resulted in increases of our business taxes, licenses, and insurance for the three and six months ended June 30, 2010 of $0.3 million and $0.6 million, respectively.

We expect general and administrative expenses to increase in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from continued growth and the compliance requirements associated with being a public company.

Other Income (Expense), Net

	Three Months Ended June 30,		2010-2009 % Change	Six Months Ended June 30,		2010-2009 % Change
	2010	2009		2010	2009

(in thousands)
Other income, net	$265	$26	919.2%	$255	$35	628.6%

As a percentage of revenue:	0.4%	0.1%		0.2%	0.0%

The increase in other income in both absolute dollars and percentage of revenue for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, and for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is attributed to a foreign currency gain of $0.2 million recorded in connection with the satisfaction of our deferred payment obligation related to the acquisition of ReachLocal Australia.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		2010-2009 % Change	Six Months Ended June 30,		2010-2009 % Change
	2010	2009		2010	2009

(in thousands)
Provision (benefit) for income tax	$93	$57	63.2%	$(545)	$124	(539.5)%

As a percentage of revenue:	0.1%	0.1%		(0.4)%	0.1%

The income tax benefit of $0.5 million for the six months ended June 30, 2010 was primarily attributable to the acquisition of SMB:LIVE, in which we recorded a one-time discrete deferred tax benefit of $0.7 million, partially offset by state income taxes of $0.2 million. See Note 10 to the Company’s Condensed Consolidated Financial Statements.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three and six months ended June 30, 2010 and 2009, our adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended June 30,		2010-2009 % Change	Six Months Ended June 30,		2010-2009 % Change
	2010	2009		2010	2009

(in thousands)
Adjusted EBITDA (1)	$455	$499	(8.8)%	$227	$(487)	146.6%
Underclassmen Expense (2)	$8,679	$5,968	45.4%	$16,485	$12,860	28.2%

(1)	Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, stock-based compensation, the effects of accounting for business combinations (including in the case of the February 2010 acquisition of SMB:Live, the amortization of acquired intangibles and the deferred cash consideration) and amounts included in other non-operating income or expense.
(2)

Underclassmen Expense. We define Underclassmen Expense as our investment in Underclassmen, which is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions), training and sales organization expenses including depreciation allocated based on relative headcount and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximated investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by the company, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.

Our management uses Adjusted EBITDA because (i) it is a key basis upon which our management assesses our operating performance; (ii) it may be a factor in the evaluation of the performance of our management in determining compensation; (iii) we use it, in conjunction with GAAP measures such as revenue and income (loss) from operations, for operational decision-making purposes; and (iv) we believe it is one of the primary metrics investors use in evaluating Internet marketing companies.

Our management believes that Adjusted EBITDA permits an assessment of our operating performance, in addition to our performance based on our GAAP results, that is useful in assessing the progress of the business. By excluding (i) the effects of accounting for business combinations and associated acquisition and integration costs, which obscure the measurable performance of the business operations; (ii) depreciation and amortization and other non-operating income and expense, each of which may vary from period to period without any correlation to underlying operating performance; and (iii) stock-based compensation, which is a non-cash expense, we believe that we are able to gain a fuller view of the operating performance of the business. We provide information relating to our Adjusted EBITDA so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of operating performance on a consolidated basis and of our ability to produce operating cash flow to fund working capital needs, capital expenditures and investments in Underclassmen.

In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties in our industry as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures for capital equipment or other contractual commitments;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not consider the potentially dilutive impact of issuing equity-based compensation to our management team and employees;

•	Adjusted EBITDA does not reflect the potentially significant interest expense or the cash requirements necessary to service interest or principal payments on indebtedness we may incur in the future;

•

Adjusted EBITDA does not reflect income and expense items that relate to our financing and investing activities, any of which could significantly affect our results of operations or be a significant use of cash;

•	Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us; and

•	Other companies, including companies in our industry, calculate Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

Adjusted EBITDA is not intended to replace operating income (loss), net income (loss) and other measures of financial performance reported in accordance with GAAP. Rather, Adjusted EBITDA is a measure of operating performance that you may consider in addition to those measures. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results, including cash flows provided by operating activities, and using total Adjusted EBITDA as a supplemental financial measure.

The following table presents a reconciliation of Adjusted EBITDA to our loss from operations for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

(in thousands)
Loss from operations	$(2,566)	$(979)	$(5,448)	$(3,178)
Add:
Depreciation and amortization	1,447	721	2,681	1,391
Stock-based compensation, net	1,400	757	2,485	1,300
Acquisition and integration costs	174	—	509	—

Adjusted EBITDA	$455	$499	$227	$(487)

Liquidity and Capital Resources

	Six Months Ended June 30,
	2010	2009

Consolidated Statements of Cash Flow Data:
(in thousands)
Net cash provided by operating activities	$9,485	$8,542
Net cash used in investing activities	(12,796)	(1,993)
Net cash provided by financing activities	44,003	42
Capital Expenditures (3)	4,549	1,988

(3)	Represents purchases of property and equipment and the amount of software development costs capitalized, on an aggregate basis, excluding stock-based compensation and the acquisition of ReachLocal Australia and SMB:LIVE (see Note 4 to the consolidated financial statements included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 19, 2010).

On May 19, 2010, the Company issued 3,941,103 shares of common stock, including shares from the exercise of the underwriters’ option to purchase 625,000 shares, at a price of $13.00 per share, raising proceeds to the Company of $42.1 million, net of underwriting discounts and commissions and estimated offering costs.

At June 30, 2010, we had cash and cash equivalents of $75.8 million and short-term investments of $8.1 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper. Short term investments consist of certificates of deposit. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

At June 30, 2010, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At June 30, 2010, we had $1.1 million in restricted certificates of deposit to secure letters of credit issued to landlords and as security for certain other operating activities.

At June 30, 2010, our contractual or purchase commitments for capital expenditures that were not reflected on our balance sheet as a liability were less than $0.1 million, such amounts representing unfilled purchase orders of computer equipment.

Prior to 2007, we financed our operations and capital expenditures through private sales of preferred stock. Since 2007, we have financed our operations, our expansion of our IMC salesforce and the extension of our Direct Local channel into new territories through cash provided by operations. We had cash and cash equivalents of $75.8 million at June 30, 2010, which is an increase of $40.4 million from December 31, 2009 primarily as a result of the net proceeds from our initial public offering. We believe we will have sufficient cash to support our operating activities for at least the next twelve months.

Operating Activities

Operating activities provided $9.5 million of cash for the six months ended June 30, 2010. The cash flow from operating activities resulted from changes in our operating assets and liabilities, with accounts payable and accrued liabilities increasing $6.0 million and deferred revenue increasing $4.8 million. We had a net loss for the six months ended June 30, 2010 of $4.6 million, which included non-cash depreciation and amortization of $2.7 million and non-cash stock-based compensation of $2.5 million.

Operating activities provided $8.5 million of cash for the six months ended June 30, 2009. The cash flow from operating activities resulted from changes in our operating assets and liabilities, with accounts payable and accrued liabilities increasing $5.7 million and deferred revenue increasing $2.6 million. We had a net loss for the six months ended June 30, 2009 of $3.3 million, which included non-cash depreciation and amortization of $1.4 million and non-cash stock-based compensation of $1.3 million.

Investing Activities

Our primary investing activities have consisted of purchases of businesses, products, property and equipment, capitalized software development costs and purchases and sales of short-term investments. Our purchases of property and equipment and capitalized software may vary from period to period due to the timing of the expansion of our operations and our software development efforts. During the six months ended June 30, 2010, we invested $2.8 million, net of cash acquired, in the purchase of SMB:LIVE. We also paid $5.9 million to satisfy the deferred payment obligation related to the purchase of the remaining interest in ReachLocal Australia. During the six months ended June 30, 2010, we invested $4.2 million for purchases of property and equipment, and capitalized software development costs. We expect to continue to use capital for purchases of property and equipment and development of software.

Financing Activities

In May 2010, we received $42.1 million in proceeds, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, from the sale of shares of common stock in connection with our initial public offering. Prior to our initial public offering, our financing activities consisted primarily of proceeds from the issuance and repurchase of common and preferred stock and the incurrence of deferred offering costs related to our initial public offering.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

For information regarding recent accounting pronouncements, see “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks.

Interest Rate Fluctuation Risk

We do not have any long-term indebtedness for borrowed money. Our investments include cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments consist of cash, money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, and the Indian Rupee. An unfavorable change in these exchange rates relative to the dollar would result in an unfavorable impact on revenue and operating income. For the three months ended June 30, 2010, an unfavorable 10 percent change in exchange rates would result in a decrease in revenue of $1.3 million and a decrease in our operating loss for the period of less than $0.1 million. We currently do not hedge or otherwise manage our currency exposure given the immaturity and lesser predictability of our international operations. As our international operations grow and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On March 1, 2010, a class action lawsuit was filed by two of the Company’s former employees in California Superior Court in Los Angeles, California. The complaint alleges wage and hour violations in a Fair Labor Standards Act collective action and a California class action. The classes for each action have not been certified and potentially consist of approximately 1,000 persons for the federal collective action and approximately 250 persons for the California class action. The case is at an early stage and the Company has not yet determined the amount of liability, if any, that may result from the lawsuit. At this time, however, management does not believe that this litigation will have a material adverse impact on the company.

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

We are an early stage company in an emerging market with an unproven business model and a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We have only a limited operating history, and our current business and future prospects are difficult to evaluate. We commenced operations in late 2004. We have developed a strategy for taking advantage of what we believe is a shift of local marketing budgets from traditional media formats to digital media formats, but we cannot assure you that our strategy will not fail or prove less successful than other approaches. You must consider our business and prospects in light of the risks and difficulties we encounter as an early stage company in the new and rapidly evolving online marketing industry. These risks and difficulties include:

•	our new and unproven business model;

•	maintaining the effectiveness of our RL Platform, and adapting our technology to new market opportunities and challenges;

•	our limited number of product offerings and risks associated with developing and selling new product offerings;

•	continuing to attract new SMB clients, many of whom have not previously advertised online and may not understand the value to their businesses of our products and services; and

•	effectively managing rapid growth in our sales force, personnel and operations.

Failing to successfully address these challenges or others could significantly harm our business, financial condition, results of operations and liquidity.

We have incurred significant operating losses in the past and may incur significant operating losses in the future.

As of June 30, 2010 we have an accumulated deficit of approximately $9.5 million, and we expect to incur net operating losses for the foreseeable future. We expect our operating expenses to increase in the future as we expand our operations. Our business strategy contemplates hiring significant numbers of additional IMCs, both in new and existing markets, as well as making substantial investments in our RL Platform and the development and launch of Bizzy™, TotalLiveChat and other new products and services, each of which will require significant expenditures. In addition, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We also expect that a variety of factors, including increased competition and the maturation of our business, will cause our revenue growth rate to decline in the future, and we cannot assure you that our revenue will continue to grow or will not decline. As a result, you should not consider our historical revenue growth as indicative of our future performance. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

We purchase most of our media from Google, and our business could be adversely affected if Google takes actions that are adverse to our interests. Similar actions from Yahoo!, Microsoft and other media providers could adversely affect our business to a lesser degree.

Nearly all of our cost of revenue is for the purchase of media, and a substantial majority of the media we purchase is from Google. According to comScore, Google accounts for more than 63% of all U.S. searches conducted for the month ended June 30, 2010, and Google’s share in foreign markets is often significantly higher. As a result, we expect that our business will depend upon media purchases from Google for the foreseeable future. This dependence makes us vulnerable to actions that Google may take to change the manner in which it sells AdWords, as described below, or conducts its business on a number of levels:

•

Google Can Choose to Change the Terms and Conditions Upon Which it Does Business with Us. Google can act unilaterally to change the terms and conditions for our purchase of media, and Google has done so in the past. For example, effective December 31, 2008, Google terminated a publisher rebate provided as part of its North American Authorized AdWords Reseller program, which was the primary reason that our cost of revenue as a percentage of revenue increased from 52.8% in 2008 to 55.2% in 2009. Google has periodically contemplated requiring companies such as ours to disclose to its customers a range of information, which might effectively include point-of-sale and ongoing disclosures regarding the percentage of media allocated to Google, the cost to us of the media and, accordingly, our fees associated with the purchase of Google media, as well as potentially instituting new pricing policies on the resale of Google clicks. In July 2010, Google announced new reporting requirements for companies such as ours, which will take effect in February 2011. These new requirements will require, at a minimum, monthly reporting to our clients of AdWords costs, clicks, and impressions. Although we cannot at this time accurately assess the degree to which Google’s imposition of these kinds of requirements and future requirements or pricing policies would adversely affect our business, new requirements could lead to increased competition, changes in the way we price our services to our clients, and disruption of our customer relationships. Any future changes by Google to the terms and conditions upon which we purchase media could materially and adversely affect our business.

•

Competitive Risk. Google offers its products directly to SMBs through an online self-service option. Google enjoys substantial competitive advantages over us, such as substantially greater financial, technical and other resources. In addition, Google has recently launched products, such as their Google Local Business Ads, that are targeted directly at SMBs, and has yet to make them available to third-parties. While we cannot assess at this time the effect of Google’s offering such products directly to SMBs, the prices charged by Google for direct service will be lower than the prices we will be able to charge for the same media.

•

Technology Risk. Our RL Platform interacts with Google through publicly available application programming interfaces, or APIs. If Google were to discontinue the availability of all or a portion of these APIs to us, we may have to change our technology, incur additional costs or discontinue certain products or services that we currently offer our clients. Any of these changes could adversely affect our ability to provide effective online marketing and reporting solutions to our clients. In addition, Google may decide to alter the amount it charges us for the right to use its APIs, which would decrease our gross margin absent any change in our pricing to our customers.

•

Editorial Control. Google closely monitors the experience of end-users, and from time-to-time its editorial personnel request that companies alter their services based on Google’s determination that aspects of such services could adversely affect the end-user experience. For example, each of our media products includes TotalTrack, a tracking service powered by our proprietary reverse proxy technology. If Google were to determine that the tracking URLs utilized by our TotalTrack service adversely affects the end-user’s experience, Google could require us to alter or suspend the way we implement our tracking solutions. Such a change would significantly decrease our ability to optimize our clients’ advertising campaigns and limit our ability to provide the level of campaign performance reporting that we currently provide to our clients.

•

International Risk. In connection with our operations in the United Kingdom, Google requires us to allocate a specific percentage of our aggregate search engine media purchases to Google in order for us to qualify for preferential access, rebates or other financial incentives. If Google were to increase the percentage required or impose other requirements, our business in the United Kingdom could be adversely affected.

In addition, any new developments or rumors of developments regarding Google’s business practices that affect the local online advertising industry may create perceptions with our customers or investors that our ability to compete has been impaired.

With the exception of the international risk enumerated above, the above risks also apply to other publishers from whom we purchase media, including Yahoo! and Microsoft. Similar actions from those publishers would also have adverse effects on our operating results, the impact of which we believe would most likely be in proportion to their market share relative to Google’s.

We purchase a significant majority of our media from Google, Yahoo! and Microsoft in an auction marketplace. If we are unable to purchase media from any one of these companies, if prices for media significantly increase or if the manner in which the media is sold changes, our business could be adversely affected.

Our success depends on our ability to purchase media from Google, Yahoo!, and Microsoft at reasonable prices so that we can provide our clients with a reasonable return on the advertising expenditures they make through us. We generally purchase this media in an auction marketplace. Increased competition or other factors may cause the cost of the media that we purchase from Google, Yahoo! and Microsoft to rise. In particular, if our expectation that local SMB advertising will increasingly migrate to the Internet is correct, the marketing budget available to bid in these auctions will increase and the price of media may increase substantially. An increase in the cost of media in these marketplaces without a corresponding increase in our media buying efficiency could result in an increase in our cost of revenue as a percentage of revenue even if our business expands. In addition, such an increase could result in an increase in the prices we must charge our clients or a decrease in our ability to fulfill our clients’ service expectations. Furthermore, the Internet search companies that operate these media marketplaces may change the operating rules or bidding procedures in ways that decrease the effectiveness of the technology that we use to optimize our purchases or otherwise prevent us from purchasing media at reasonable prices or at all. Any change in our ability to provide effective online marketing campaigns to our clients may adversely affect our ability to attract and retain clients.

Failure to adequately recruit, train and retain our Internet Marketing Consultants would impede our growth and could harm our business, operating results and financial condition.

Our ability to maintain or grow revenue and achieve profitability will depend, in large part, on increasing the size of our direct sales force of IMCs. We divide our IMCs into two groups: Underclassmen, who are IMCs during their first 12 months of employment, and Upperclassmen, who are IMCs with more than 12 months of employment. Generally, Upperclassmen are more productive than Underclassmen and generate revenue in excess of direct and allocable costs, while Underclassmen do not. Accordingly, we rely on the success of our Upperclassmen to fund our investment in Underclassmen. As we attempt to achieve larger scale in our business, if our Upperclassmen are not as successful as we anticipate, or if our Underclassmen do not successfully develop into productive Upperclassmen, our ability to grow revenue will suffer, our costs may increase and we may not ever become profitable. We assume a certain level of attrition when we hire new Underclassmen. We base that assumption on our historical experience and future expectations, and our assumptions may prove wrong. If our IMC attrition is greater than anticipated, our business will be harmed. In addition, as more companies seek to capitalize on the shift to online media, competition for knowledgeable and qualified online media sales personnel will increase. Moreover, employees that we hire from our competitors have in the past and may in the future be subject to claims of breach of noncompetition and nonsolicitation obligations owed to their former employers, which could impact our ability to attract and hire high-quality candidates and potentially subject us to litigation. If we are unable to effectively recruit, train and retain IMCs, we may not be able to grow our sales force, our revenue may suffer or our costs may increase.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for online marketing solutions is intensely competitive and rapidly changing, and with the emergence of new technologies and market entrants, we expect competition to intensify in the future.

Our competitors include:

•

Internet Marketing Providers. We compete with large Internet marketing providers such as Google, Yahoo! and Microsoft. These providers typically offer their products and services through disparate, online-only, self-service platforms.

•	Traditional, Offline Media Companies. We compete with traditional yellow page, newspaper, television and radio companies that, in many cases, have large, direct sales forces.

•	Other Technology-Focused, SMB Marketing Providers. We also compete with emerging technology companies focused on the SMB market.

Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories, substantially greater financial, technical and other resources and, in some cases, the ability to combine their online marketing products with traditional offline media such as newspapers or yellow pages. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. In particular, if major Internet search companies such as Google, Yahoo! and Microsoft decide to devote greater resources to develop and market online advertising offerings directly to SMBs, greater numbers of our clients and potential clients may choose to purchase online advertising services directly from these competitors, particularly if and as the ease of their self-service models increases. In addition, many of our current and potential competitors have established marketing relationships with and access to larger client bases. As the market for local online advertising increases, we expect new competitors, business models and solutions to emerge, some of which may be superior to ours. We also believe that the marketplace for online media is more transparent than other media marketplaces. Our competitors may use information available to them to price their products at a discount to the prices that we currently offer. Even if our online marketing and reporting solutions are more effective than those offered by our competitors, potential clients might adopt competitive products and services in lieu of purchasing our solutions. For all of these reasons, we may not be able to compete successfully against our current and potential competitors.

We depend on key personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.

We believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled managerial, sales, technical and finance personnel. Qualified individuals are in high demand, and we may incur significant costs to attract them. All of our U.S. officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. If we are unable to attract and retain our executive officers and key employees, our business, operating results and financial condition will be harmed. In addition, our management team has a long history of working together, and we believe that our key executives have developed highly successful and effective working relationships. If one or more of these individuals leave, we may not be able to fully integrate new executives or replicate the current dynamic, and our operations could suffer.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Our executive officers have become vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock.

The impact of worldwide economic conditions, including the resulting effect on advertising budgets, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions and their impact on levels of advertising. We believe that the current economic difficulties has adversely affected our business. For example, we responded to the recent recession by reducing the number of IMCs we hired, which resulted in a decline in our Upperclassmen headcount in the first quarter of 2010, and which may adversely affect revenue growth in 2010. We also believe that the recession adversely impacted IMC productivity and contributed to a decrease in our National Brands, Agencies and Resellers revenue in the same period. To the extent that the economic difficulties continue, or worldwide economic conditions materially deteriorate, our existing and potential clients may no longer consider investment in our online marketing solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, online marketing advertising solutions may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. These developments could have an adverse effect on our business, operating results and financial condition.

If we fail to increase the number of our clients or retain existing clients, our revenue and our business will be harmed.

Our ability to grow our business depends in large part on maintaining and expanding our client base. To do so, we must convince prospective clients of the benefits of our RL Platform and existing clients of the continuing value of our products and services. The online marketing industry is new and rapidly evolving, and many prospective clients may not be familiar with the benefits of online marketing. These businesses may generally favor using more traditional methods of local advertising, such as newspapers or print yellow pages directories. We cannot assure you that we will be successful in maintaining or expanding our client base.

SMB marketing and advertising campaigns are often sporadic and difficult to predict, as they may be driven by seasonal promotions or business dynamics, evolving product and service offerings, available budgets and other factors. Some SMBs advertise only periodically, such as to promote sales or special offers. Because we need to address these business considerations of our clients, we do not require clients to enter into long-term obligations to purchase our products and services. Many do not renew their campaigns, and some cancel. We must continually add new clients both to replace clients who choose not to renew their advertising campaigns and to grow our business beyond our current client base. A client’s decision not to renew may be based on a number of factors, including dissatisfaction with our products and services, inability to continue operations and spending levels or because their campaigns were event-driven or otherwise intentionally limited in scope or duration. If our clients increasingly fail to fulfill their contracts or increasingly do not renew their advertising campaigns with us, or if we are unable to attract new clients in numbers greater than the number of clients that we lose, our client base will decrease and our business, financial condition and operating results will be adversely affected.

A significant portion of our revenue is generated by our national brands, agencies and resellers. If we are not able to maintain relationships with one or more of them, our sales may suffer and our revenue may decline.

We distribute our products and services through a separate sales force for national brands with operations in multiple local markets, as well as select third-party agencies and resellers. Because these national brands, agencies and resellers generally represent an aggregated group of SMB clients, if our relationship with one or more of these persons or companies were restricted or terminated, our sales would decrease and our revenue would be adversely affected, potentially materially. In addition, our strategy of distributing our products and services to our clients through our Direct Local channel and through our National Brands, Agencies and Resellers channel may result in distribution channel conflicts. Our direct local sales efforts may compete with our third- party agency and resellers and, to the extent different third-party agencies and resellers target the same clients, they may also come into conflict with each other. While we have certain policies in place to address these potential conflicts, there can be no assurance that these channel conflicts will not materially adversely affect our relationship with existing third-party agencies and resellers or adversely affect our ability to attract new third-party agencies and resellers. In the event that any of our relationships with existing third-party agencies and resellers are terminated or we are unable to attract new third-party agencies and resellers as a result of these distribution channel conflicts, our sales may suffer and our revenue may decline.

If SMBs increasingly opt to perform advertising tasks on their own, their demand for our products and services would decrease, negatively affecting our revenue.

Large Internet marketing providers such as Google, Yahoo! and Microsoft offer online advertising products and services through self-service platforms. As SMBs become more familiar with and experienced in interacting online, they may prefer to actively manage their own Internet presence and their demand for our products and services may decrease. We cannot predict the evolving experiences and preferences of SMBs, which may become more fully integrated into digitized modes of commerce and communication, and cannot assure you that we can develop our products and services in a manner that will suit their needs and expectations faster or more effectively than our competitors, or at all. If we are not able to do so, our results of operations would suffer.

Our future success depends in part on our ability to effectively develop and sell additional products, services and features.

We invest in the development of new products and services with the expectation that we will be able to effectively offer them to our clients. For example, we recently began the beta testing in the United States of our Bizzy product, which is a customer acquisition and retention tool for our SMB clients and TotalLiveChat. In addition, we plan to develop or potentially acquire other products and services that address new segments of an SMB’s marketing activities. Our future revenue depends in part on our ability to sell these products and services, as well as additional features and enhancements to our existing offerings, to our clients. Our ability to develop and launch new products on our expected timelines, or at all, is subject to numerous risks and uncertainties, such as the difficulties of designing complex software products, achieving desired functionality and integrating the new products with our existing technology.

The sale of new or additional features, products and services, the value or utility of which may be different from our current products and services or less easily understood by our clients, may require increasingly sophisticated and costly sales efforts and increased operating expenses, as well as additional training of our IMCs and education for our SMB clients. New product launches require the investment of resources in advance of any revenue generation. If new products fail to achieve market acceptance, we may never realize a return on this investment. If these efforts are not successful, our business may suffer. Further, many SMBs have modest advertising budgets. Accordingly, we cannot assure you that the successful introduction of new products or services will not adversely affect sales of our current products and services or that our SMB clients will increase their aggregate spending as a result of the introduction of new products and services.

We currently receive rebates and other financial incentives from media publishers. In most circumstances, these rebates and financial incentives can be terminated by the applicable media publisher, or made subject to burdensome conditions, upon little or no notice.

We receive rebates or incentives from Yahoo!, Microsoft and other publishers and, in the United Kingdom and Australia, from Google. Publisher rebates, as percentage of revenue, for the six months ended June 30, 2010 and for the years ended 2009, 2008 and 2007 and, were 2.0%, 1.2%, 4.1% and 1.7%, respectively. These rebate programs are subject to change or cancellation with little notice, have been cancelled in the past and may be coupled with burdensome operational requirements. As discussed in an earlier risk factor, Google has, in the past, unilaterally and with limited notice, changed or eliminated its rebate programs. Yahoo!, Microsoft and other publishers may similarly make such unilateral changes, and there are no guarantees that we would be able to defray the effects of the losses of those rebates.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	unilateral actions taken by Google or other media providers;

•	seasonal variations in advertising budgets and media pricing;

•	seasonal variations in IMC hiring; the rate at which SMBs migrate their advertising spending online;

•	the timing and stage of product and technology development;

•	the impact of worldwide economic conditions on our revenue and expenses;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	the attraction and retention of qualified employees and key personnel;

•	the effectiveness of our internal controls;

•	our ability to effectively manage our growth;

•	the timing of and our ability to enter new markets and manage expansion in new markets;

•	our ability to successfully manage any future acquisitions of businesses, solutions or technologies;

•	interruptions in service and any related impact on our reputation;

•

the impact of fluctuations in currency exchange rates, particularly the relative strength of the US Dollar to the currencies in the countries in which we do business and its impact on our consolidated revenues and results of operations;

•	the effects of natural or man-made catastrophic events; and

•	changes in government regulation affecting our business.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance. In addition, our operating results may not meet the expectations of investors.

We may be unsuccessful in managing or growing our international operations, which could harm our business, operating results and financial condition.

We currently have international sales operations in Australia, the United Kingdom and Canada, and campaign support services in India. Revenue from international operations outside North America accounted for 15.6% and 2.7% of total revenue for the six months ended June 30, 2010 and in 2009, respectively. Over the long term, we intend to expand our international operations to new markets and countries. We may incur losses or otherwise fail to enter new markets successfully.

Our ability to operate internationally involves various risks, including the need to invest significant resources, the possibility that returns on such investments will not be achieved in the near future and competitive environments with which we are unfamiliar. Our international operations may not prove to be successful in certain or any markets. In addition, we have incurred and expect to continue to incur significant expenses as we attempt to establish our presence in particular international markets. Our current and any future international expansion plans will require management attention and resources and may be unsuccessful. Our initial focus in international operations has been in English-speaking countries. We have no experience in modifying our technology and selling our solutions in non-English speaking international markets. Furthermore, in many international markets, we would not be the first entrant, and there may exist greater competition with stronger brand recognition than we have faced in our current markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and operating results to suffer.

Our international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	difficulties or delays in developing a network of clients in one or more international markets;

•	legal, political or systemic restrictions on the ability of U.S. companies to market products and services or otherwise do business in foreign countries;

•

international intellectual property laws that may be insufficient to protect our intellectual property or permit us to successfully defend ourselves or our intellectual property in international lawsuits;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations or a weakening U.S. dollar, which can increase costs of international expansion; potential adverse tax consequences;

•	lack of infrastructure to adequately conduct electronic commerce transactions; and

•	price controls or other restrictions on foreign currency.

As a result of these obstacles, we may find it impossible or prohibitively expensive to continue or expand our international operations, which could harm our business, operating results and financial condition.

Growth may place significant demands on our management and our infrastructure.

We have experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of clients enhanced solutions, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Continued growth could also strain our ability to maintain reliable service levels for our clients, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to maintain the necessary level of discipline and efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

Our independent registered public accounting firm reported to us that, at December 31, 2009, we had significant deficiencies in our internal controls.

Our independent registered public accounting firm reported to us that, at December 31, 2009, we had significant deficiencies in our internal controls with respect to our processes for calculating the costs to be capitalized for internally developed software and our method of performing the consolidation process for our financial reports. Under standards established by the Public Company Accounting Oversight Board, or PCAOB, a “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A significant deficiency is less severe than a “material weakness,” which the PCAOB defines as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The significant deficiency with respect to the calculation of capitalized software development costs pertains to our lack of contemporaneous documentation of how each project meets the criteria for capitalization and the frequency of collection of estimates used to quantify the costs to be capitalized. We are in the process of remediating this significant deficiency by establishing additional control systems to assure that such contemporaneous documentation is prepared and the frequency of collections is increased. The significant deficiency relating to our consolidation process pertains to our use of multiple spreadsheets and a manual process to effect the consolidation. We have begun the process of remediating this significant deficiency by implementing additional systems to automate a significant portion of the consolidation and reporting process. We are in the process of designing and implementing an Oracle Hyperion financial reporting system that will streamline the financial reporting process and standardize our chart of accounts and financial reporting templates across all of our subsidiaries. As of June 30, 2010 the system has been implemented and continues to be developed and tested.

Our remediation efforts may not, however, enable us to remedy the significant deficiencies or avoid material weaknesses or other significant deficiencies in the future. In addition, these significant deficiencies, any material weaknesses and any other significant deficiencies will need to be addressed as part of the evaluation of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and may impair our ability to comply with Section 404, which will first be applicable to us with respect to our Annual Report on Form 10-K to be filed in 2012.

Our ability to deliver reporting and tracking solutions to our clients depends upon the quality, availability, policies and prices of third-party call tracking providers, website hosting companies and domain registrars.

We rely on third parties to provide our call tracking and recording services. In certain geographies, we rely on a single call tracking provider. In the event the provider were to terminate our relationship or stop providing these services, our ability to provide our tracking services could be impaired. We may not be able to find an alternative provider in time to avoid a disruption of our services or at all, and we cannot be certain that such provider’s services would be compatible with our products without significant modifications or cost, if at all. Our proxy servers, which underlie key elements of our tracking services, require the use of various domains and IP address blocks. If domain registrars, website hosting companies or Internet service providers determined that our use of such domains and IP blocks were in violation of their terms of service or internet policies, such companies could elect to block our traffic. For example, several website hosting companies have blocked traffic from our reverse proxy servers for a group of our SMB clients, resulting in our inability to provide our full tracking services to those clients. Our ability to address or mitigate these risks may be limited. The failure of all or part of our tracking services could result in a loss of clients and associated revenue and could harm our results of operations.

We rely on bandwidth providers, data centers and other third parties for key aspects of the process of providing online marketing solutions to our clients, and any failure or interruption in the services provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including data center, Internet infrastructure and bandwidth providers. Any disruption in the services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with our clients and adversely affect our brand and our business and could expose us to liabilities to third parties.

Client complaints or negative publicity about our customer service or other business practices could adversely affect our reputation and brand.

Client complaints or negative publicity about our technology, personnel or customer service could severely diminish confidence in and the use of our products and services. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our operating results. Moreover, failure to provide our clients with high-quality customer experiences for any reason could substantially harm our reputation and our brand and adversely affect our efforts to develop as a trusted provider of online marketing and reporting solutions for the SMB market.

Rapid technological changes may render our online marketing and reporting solutions obsolete or decrease the attractiveness of our solutions to our clients.

To remain competitive, we must continue to enhance and improve the functionality and features of our RL Platform. The Internet, access to the Internet and the online marketing and advertising industry are rapidly changing. Our competitors are constantly developing new products and services in online marketing and advertising. As a result, we must continue to invest significant resources in order to enhance our existing products and services and introduce new products and services that clients can easily and effectively use. If competitors introduce new solutions embodying new technologies, or if new industry practices emerge, our existing technology may become obsolete. Our future success will depend on our ability to:

•	enhance our existing solutions;

•	develop new solutions and technologies that address the increasingly sophisticated and varied needs of our prospective clients; and

•	respond to technological advances and emerging industry practices on a cost-effective and timely basis.

Developing our online marketing and reporting solutions and the underlying technology entail significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our RL Platform and network infrastructure to client requirements or emerging industry practices. If we face material delays in introducing new or enhanced solutions, our clients may forego the use of our solutions in favor of those of our competitors.

Future acquisitions could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, client demands and competitive pressures. In some circumstances, such as our acquisition of SMB:LIVE, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us. In addition, we may borrow to complete an acquisition, which would increase our costs, or issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. We have grown organically, rather than through acquisitions. As a result, we have little experience in identifying and executing acquisition opportunities. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results.

We may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We may require additional capital to operate or expand our business. In addition, some of the product development initiatives we have in the early stages of development, such as digital presence, reputation management and customer retention, may require substantial additional capital resources before they begin to generate revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to service our existing clients or acquire new clients, which could have an adverse effect on our business, operating results and financial condition.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage will likely be insufficient to compensate us for losses that may occur. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential intellectual property or client data. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Los Angeles area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality customer service, such disruptions could negatively impact our ability to run our business, which could have an adverse affect on our operating results and financial condition.

If our security measures are breached and unauthorized access is obtained to a client’s data, our service may be perceived as not being secure and clients may curtail or stop using our service.

Our service involves the storage and transmission of clients’ proprietary information, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.

For example, in April 2010 we experienced a security breach of our Australian platform, which resulted in disruption of advertising campaigns. The breach also required bringing the Australian platform offline for approximately thirty-six hours, which resulted in limitations on customer reporting and delayed implementation of a few new campaigns. While the disruption did not result in any compromise of customer credit card or our internal human resources information, we cannot assure that future breaches will not occur nor that any such breaches will not compromise commercially sensitive data.

If our security measures are breached in the future as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our clients’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients.

We are subject to a number of risks related to credit card payments we accept. If we fail to be in compliance with applicable credit card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to use the credit card company, which would have a material adverse effect on our business, financial condition or results of operations.

In 2009, approximately 64% of our clients’ campaigns were paid for using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we are compliant with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our clients. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, financial condition or results of operations.

Our revenue may be negatively affected if we are required to charge sales tax or other transaction taxes on all or a portion of our past and future sales to customers located in jurisdictions where we are currently not collecting and reporting tax.

We generally do not charge, collect or have imposed upon us sales or other transaction taxes related to the products and services we sell, except for certain corporate level taxes and transaction level taxes outside of the United States. However, many states, local jurisdictions or one or more countries may seek to impose sales or other transaction tax obligations on us in the future. A successful assertion by any state, local jurisdiction or country in which we do business that we should be collecting sales or other transaction taxes on the sale of our products or services could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage clients from purchasing products or services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations. The imposition of new laws requiring the collection of sales or other transaction taxes on the sale of our products or services (or the introduction of new products or services that are subject to existing transaction taxes) could create increased administrative burdens or costs, discourage clients from purchasing products or services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations.

Failure to adequately protect our intellectual property could substantially harm our business and operating results.

Because our business is heavily dependent on our intellectual property, including our proprietary technology, the protection of our intellectual property rights is crucial to the success of our business. We rely on a combination of intellectual property rights, including trade secrets, patent applications, copyrights and trademarks, as well as contractual restrictions, to safeguard our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our online marketing and reporting solutions, technology, software and functionality or obtain and use information that we consider proprietary. Moreover, policing our proprietary rights is difficult and may not always be effective. In particular, because we sell our solutions internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

Our proprietary technology is not currently protected by any issued patents, and policing our rights to such technology may be hindered if we are unable to obtain any patents. In addition, the type and extent of patent claims that may be issued to us in the future is uncertain, and any patents that are issued may not contain claims that permit us to stop competitors from using similar technology. In light of the costs of obtaining patent protection, at times we may choose not to protect certain innovations that later on prove to be highly important. To the extent that the various technologies underlying any patent applications are determined to be business methods, the law around these types of patents is rapidly developing, and pending changes may impact our ability to protect our technology and proprietary use thereof through patents.

We have registered ReachLocal and other trademarks as trademarks in the United States and in certain other countries. Some of our trade names are not eligible to receive trademark protection. Also, trademark protection may not be available, or sought by us, in every country in which our technology and products are available online. Competitors may adopt service names similar to ours, or purchase our trademarks and confusingly similar terms as keywords in Internet search engine advertising programs, thereby impeding our ability to build brand identity and possibly leading to client confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term ReachLocal or our other trademarks.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and could substantially harm our operating results.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently litigate or threaten litigation based on allegations of infringement or other violations of intellectual property rights. Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents, if any, may provide little or no deterrence. In addition, we have been and could in the future become involved in disputes over the use of keywords by our clients, to the extent such clients’ competitors allege the use of such keywords on our RL platform violates such competitors’ trademark rights. We cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using solutions that are alleged to incorporate the intellectual property of others; expend additional development resources to redesign our solutions; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. Over time, we expect that we will increasingly be subject to infringement claims as the number of competitors in our industry segment grows or as our presence and visibility within the industry increases.

We could lose clients if we or our media partners fail to detect click-through or other fraud on advertisements in a manner that is acceptable to our clients.

We are exposed to the risk of fraudulent clicks or actions on our third-party publishers’ websites. We may lose clients, or in the future we may have to refund revenue that our clients have paid to us and that was later attributed to, or suspected to be caused by, click-through fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with little to no intent of viewing the underlying content. If fraudulent clicks are not detected, the affected clients may become dissatisfied with our campaigns, which in turn may lead to loss of clients and the related revenue.

If the technology that we currently use to target the delivery of online advertisements is restricted or becomes subject to regulation, our expenses could increase and we could lose clients.

Websites typically place small files of non-personalized information, commonly known as cookies, on an Internet user’s hard drive. For example, our remarketing product uses cookies for its remarketing capabilities, which involves showing a consumer an ad for the website of an advertiser that the consumer has previously visited. Most currently available Internet browsers allow Internet users to modify their browser settings to prevent cookies from being stored on their hard drive, and some users currently do so. Internet users can also delete cookies from their hard drives at any time. Some Internet commentators and privacy advocates have suggested limiting or eliminating the use of cookies, and legislation has been introduced in some jurisdictions to regulate the use of cookie technology. In Europe, we and our clients are bound by a number of obligations in relation to the use of cookies. The restrictive nature of these obligations may increase significantly in the future, following recent amendments to the governing European Union directive, which may require users to provide consent to the use of cookies. If any new regulations and directives require us to alter the ways in which we use cookies, our ability to provide our products and services to our clients would be impaired.

Some of our services may utilize “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Some of our services may utilize software licensed by its authors or other third parties under so-called “open source” licenses, including, but not limited to, the GNU General Public License and the GNU Lesser General Public License. Some of those licenses may require that we make available source code for modifications or derivative works we create using the open source software, that we provide notices with our products and that we license any modifications or derivative works under an open source license or rights of further use to third parties. If we combine our proprietary software with open source software, we could be required to release the source code of our proprietary software. Although we take steps to ensure that our software engineers properly isolate our proprietary software they design from open source software components, we may not control the product development efforts of our engineers and we cannot be certain that they have not inappropriately incorporated open source software into our proprietary technologies. If an author or other third party that distributes open source software were to obtain a judgment against us based on allegations that we had not complied with the terms of any applicable open source license, we could be subject to liability for copyright infringement damages and breach of contract. In addition, we could be enjoined from selling our services that contained the open source software and required to make the source code for the open source software available, to grant third parties certain rights of further use of our software or to remove the open source software from our services, which could disrupt our distribution and sale of some of our services.

We could be subject to legal claims, government enforcement actions and damage to our reputation and held liable for our or our clients’ failure to comply with federal, state and foreign laws, regulations or policies governing consumer privacy, which could materially harm our business.

Recent growing public concern regarding privacy and the collection, distribution and use of information about Internet users has led to increased federal, state and foreign scrutiny and legislative and regulatory activity concerning data collection and use practices. The United States Congress currently has pending legislation regarding privacy and data security measures. The European Union’s directives addressing data privacy and electronic communications limit both our ability to use electronic communications in relation to Internet users, and our ability to collect and use information regarding these Internet users. These restrictions in relation to targeted advertising may become significantly more onerous in the future following the introduction of an amendment to the Privacy and Electronic Communications Directive, which may require a material change in our and our clients’ use of certain common technologies (including cookies) used to track and target Internet advertising. Our Australia operations currently are subject to privacy and data security measures under privacy laws. These may be amended in 2011 to provide for greater powers to the regulator and more extensive penalties for breaches. Our failure to comply with these or other federal, state or foreign laws could result in liability and materially harm our business. In addition to government activity, privacy advocacy groups and the technology and direct marketing industries are considering various new, additional or different self-regulatory standards. This focus, and any legislation, regulations or standards promulgated, may impact us adversely. Governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including consumer privacy laws, affecting our clients and us (such as the proposed amendments to the European Union’s directives mentioned above). Since many of the proposed laws or regulations are just being developed, and a consensus on privacy and data usage has not been reached, we cannot yet determine the impact these proposed laws or regulations may have on our business. However, if the gathering of profiling information were to be curtailed, Internet advertising would be less effective, which would reduce demand for Internet advertising and harm our business. Our clients are also subject to various federal, state and foreign laws concerning the collection and use of information regarding individuals, including the Children’s Online Privacy Protection Act, the Federal Drivers Privacy Protection Act of 1994, the privacy provisions of the Gramm-Leach-Bliley Act, the Federal CAN-SPAM Act of 2003, the Data Protection Directive and the Privacy and Electronic Communications Directive in Europe and the Privacy Act 1988 in Australia. The European Union’s directives are implemented differently in each European Union member state and our clients will therefore be subject to the local implementing laws in their relevant member state. We cannot assure you that our clients are currently in compliance, or will remain in compliance, with these laws and their own privacy policies. We may be held liable if our clients use our online marketing and reporting solutions in a manner that is not in compliance with these laws or their own stated privacy policies.

Government regulation of the Internet is evolving, and unfavorable changes could substantially harm our business and operating results.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. Unfavorable resolution of these issues may substantially harm our business and operating results.

In addition, the Federal Trade Commission, or the FTC, has recently issued its report on Self-Regulatory Principles for Online Behavioral Advertising which promotes principles designed to encourage meaningful self-regulation with regard to online behavioral advertising within the industry. As evidenced by such report, the FTC maintains its support of self-regulation within the industry, however its message strongly encourages that industry participants come up with more meaningful and rigorous self-regulation or invite legislation by states, Congress or a more regulatory approach by the FTC. Such legislation or increased regulatory approach by the FTC may adversely affect our ability to grow our remarketing and ReachDisplay products. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation and quality of products and services. This legislation could hinder growth in the use of the Internet generally and adversely affect our business. Moreover, it could decrease the acceptance of the Internet as a communications, commercial and advertising medium.

Risks Related to Owning Our Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.

Shares of our common stock were sold in our initial public offering in May 19, 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $16.99 and as low as $11.80. An active, liquid and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our solutions;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition. In addition, the recent distress in the financial markets has also resulted in extreme volatility in security prices.

Future sales of shares of our common stock by stockholders could depress the price of our common stock.

Approximately 22.7 million shares of our common stock may be sold by stockholders upon the expiration of lock-up agreements in November 2010. If these stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly. In addition, approximately 3.4 million shares subject to outstanding options under our 2004 Stock Plan and our Amended and Restated 2008 Stock Incentive Plan, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and will be subject to other requirements that will be burdensome and costly. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending on December 31, 2011. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

We are just beginning the costly and challenging process of compiling the system and processing documentation before we perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock. Failure to comply with the new rules might make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our management continues to have broad discretion over the use of the proceeds we received in our initial public offering and might not apply the proceeds in ways that increase the value of your investment.

Our management generally has broad discretion to use the net proceeds to us from our initial public offering, and our stockholders will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds from the offering in ways that increase the value of your investment. To date, we have used the net proceeds of our initial public offering to fulfill a deferred payment obligation in connection with our acquisition in September 2009 of the approximately 53% of our Australian operations that we did not already own. We also intend to use up to $1.0 million to fulfill a deferred cash payment obligation in connection with our acquisition of SMB:LIVE, which is payable in three installments through February 2012. We may also use a portion of the net proceeds for the acquisition of businesses, solutions and technologies that we believe are complementary to our own. We have not otherwise allocated the net proceeds from the offering for any specific purposes. Until we use the net proceeds to us from the offering, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from the offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Investment funds managed by VantagePoint Venture Partners own a substantial amount of our stock and have significant influence over our business. In the aggregate, insiders own a majority of our outstanding stock.

As of June 30, 2010, VantagePoint Venture Partners, one of our early venture capital investors, beneficially owned approximately 45% of our outstanding common stock. As a result, VantagePoint has significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors. VantagePoint’s significant ownership also could affect the market price of our common stock by, for example, delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us. Alan Salzman and Jason Whitt, both of whom are affiliated with VantagePoint, are members of our board of directors, with Mr. Salzman acting as Chairman of our board of directors. If Messrs. Salzman and Whitt cast votes in a similar manner, those two votes could substantially influence the decisions of our board of directors.

Our current directors and executive officers as a group beneficially own approximately 64% of our outstanding common stock.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors, including, among other things:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, the Chief Executive Officer, the president (in absence of a Chief Executive Officer) or our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our certificate of incorporation relating to the issuance of preferred stock and management of our business or our bylaws, which may inhibit the ability of an acquiror from amending our certificate of incorporation or bylaws to facilitate a hostile acquisition;

•

the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent a hostile acquisition and inhibit the ability of an acquiror from amending the bylaws to facilitate a hostile acquisition; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, our board of directors has approved the transaction.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Zorik Gordon
Name:	Zorik Gordon
Title:	President and Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: August 13, 2010

Exhibit Index

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.