Form 10-Q
period 2010-09-30
ReachLocal Inc
filed 2010-11-04
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 3, 2010
Common Stock, $0.00001 par value	27,903,926

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$70,155	$35,379
Short-term investments	8,114	8,037
Accounts receivable, net of allowance for doubtful accounts of $356 and $142 at September 30, 2010 and December 31, 2009, respectively	3,459	3,229
Prepaid expenses and other current assets	2,273	1,590

Total current assets	84,001	48,235

Property and equipment, net	5,628	4,900
Capitalized software development costs, net	9,524	5,099
Restricted certificates of deposit	840	1,131
Intangible assets, net	3,346	2,068
Other assets	1,340	967
Deferred offering costs	—	3,099
Goodwill	34,118	32,388

Total assets	$138,797	$97,887

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,358	$21,498
Accrued expenses	12,399	10,342
Deferred payment obligations	375	5,955
Deferred revenue	23,520	16,989
Other current liabilities	280	165

Total current liabilities	54,932	54,949

Deferred rent and other liabilities	1,353	820

Total liabilities	56,285	55,769

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Convertible preferred stock, Series A, $.0002 par value—0 and 1,221 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	1
Convertible preferred stock, Series B-1, $.0002 par value—0 and 3,615 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	1
Convertible preferred stock, Series B-2, $.0002 par value—0 and 5,272 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	1
Convertible preferred stock, Series C, $.0002 par value—0 and 371 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Convertible preferred stock, Series D, $.0002 par value—0 and 5,974 shares authorized, issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	1
Common stock, $0.00001 and $0.0002 par value—140,000 shares authorized; 27,903 and 6,932 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	1
Receivable from stockholder	(99)	(99)
Additional paid-in capital	95,176	47,247
Accumulated deficit	(12,416)	(4,897)
Accumulated other comprehensive loss	(149)	(138)

Total stockholders’ equity	82,512	42,118

Total liabilities and stockholders’ equity	$138,797	$97,887

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$77,121	$52,610	$211,109	$143,315
Cost of revenue	42,172	29,173	115,458	79,614
Operating expenses:
Selling and marketing	28,874	19,174	79,155	53,935
Product and technology	3,015	1,319	7,881	3,581
General and administrative	6,003	4,179	17,006	10,598

Total operating expenses	37,892	24,672	104,042	68,114

Loss from operations	(2,943)	(1,235)	(8,391)	(4,413)
Gain on acquisition of ReachLocal Australia	—	16,223	—	16,223
Other income (expense), net	155	(9)	410	26

Income (loss) before provision for income taxes	(2,788)	14,979	(7,981)	11,836
Provision (benefit) for income taxes	83	50	(462)	174

Net income (loss)	(2,871)	14,929	(7,519)	11,662
Undistributed income attributable to preferred stockholders	—	11,134	—	9,503

Net income (loss) available to common stockholders	$(2,871)	$3,795	$(7,519)	$2,159

Net income (loss) per share available to common stockholders (Note 2):
Basic	$(0.10)	$0.61	$(0.44)	$0.35

Diluted	$(0.10)	$0.48	$(0.44)	$0.28

Weighted average common shares used in computation of net income (loss) per share available to common stockholders (Note 2):
Basic	27,848	6,267	17,157	6,113

Diluted	27,848	7,896	17,157	7,705

The following earnings per share information is presented as if all preferred shares were converted into common stock as of the beginning of the period presented.
Net income (loss) per share, as if converted, (Note 12):
Basic	$(0.10)	$0.17	$(0.29)	$0.09

Diluted	$(0.10)	$0.15	$(0.29)	$0.09

Weighted average common shares used in computation of net income (loss) per share, as if converted (Note 12):
Basic	27,848	22,979	25,728	22,825

Diluted	27,848	24,608	25,728	24,417

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$(7,519)	$11,662
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,565	2,211
Provision for doubtful accounts	234	(218)
Stock-based compensation, net	4,034	2,108
Provision for deferred income taxes	(702)	—
Interest and foreign currency gain on deferred payment obligations, net	(102)	—
Write-off of stockholder loan	—	227
Gain on purchase of ReachLocal Australia	—	(16,223)
Changes in operating assets and liabilities:
Accounts receivable	(318)	544
Prepaid expenses and other current assets	(676)	(452)
Other assets	(369)	(15)
Accounts payable and accrued liabilities	32	7,487
Deferred revenue	6,351	4,782
Deferred rent and other liabilities	639	3

Net cash provided by operating activities	6,169	12,116

Cash flow from investing activities:
Additions to property, equipment and software	(6,932)	(3,726)
Purchase of ReachLocal Australia, net of acquired cash and payment of deferred obligation	(5,853)	(3,083)
Purchase of SMB:LIVE, net of acquired cash	(2,759)	—
Purchases of certificates of deposit	371	(455)
Purchases of short-term investments	(136)	(7,717)

Net cash used in investing activities	(15,309)	(14,981)

Cash flow from financing activities:
Proceeds from exercise of stock options	428	43
Proceeds from initial public offering	47,648	—
Deferred offering costs	(4,620)	(280)

Net cash provided by financing activities	43,456	(237)

Effect of exchange rates on cash	460	(3)

Net change in cash and cash equivalents	34,776	(3,105)
Cash and cash equivalents—beginning of period	35,379	38,820

Cash and cash equivalents—end of period	$70,155	$35,715

Supplemental disclosure of other cash flow information:
Cash paid for interest, net	$184	$—

Cash paid for income taxes	$114	$297

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$1,777	$214

Accrued offering costs	$11	$135

Accrued purchases of fixed assets	$124	$75

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and September 30, 2010

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (the “Securities Act”) with the SEC on May 19, 2010 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2009, included herein, was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2010, the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to September 30, 2010 or to the three or nine months ended September 30, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

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

Cash and cash equivalents and certificates of deposit are deposited with a limited number of financial institutions in the United States, Australia, United Kingdom and Canada. The balances held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits or, in foreign territories, local insurance limits. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts. However, the Company can provide no assurances that access to its cash and cash equivalents will not be impacted by adverse conditions in the financial markets. As of September 30, 2010 and December 31, 2009, the bank balances in excess of insured limits were $70,253,000 and $36,748,000, respectively. The Company had $13,405,000 and $5,498,000 in excess of insured limits in foreign bank accounts as of September 30, 2010 and December 31, 2009, respectively.

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

Goodwill

At September 30, 2010 and December 31, 2009, the Company had $34,118,000 and $32,388,000 of goodwill, respectively, which resulted from the acquisitions of ReachLocal Australia and SMB:LIVE.

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

The Company recognizes revenue as the cost for the third-party media is incurred, which is upon delivery of the advertising on behalf of its clients. The Company recognizes revenue for its ReachSearch product as clicks are recorded on sponsored links on the various search engines and for its ReachDisplay product when the display advertisements record impressions or as otherwise provided in its agreement with the applicable publisher. The Company recognizes revenue when it charges set-up, management service or other fees on a straight line basis over the term of the related campaign contract or the completion of any obligation for services, if shorter. When the Company receives advance payments from clients, management records these amounts as deferred revenue until the revenue is recognized. When the Company extends credit, management records a receivable when the revenue is recognized.

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

Product and Technology Expenses

Product and technology expenses consist primarily of personnel and related expenses for product development and technology staff, including salaries, benefits, bonuses and stock-based compensation, and the cost of certain third-party service providers and other expenses, including occupancy, technology and other direct overhead costs. Technology operations costs, including related personnel and third-party costs, are included in product and technology expenses. The Company capitalizes a portion of its software development costs (Note 6) and, accordingly, includes amortization of those costs as costs of product and technology, as the RL Platform and our other systems address all aspects of the Company’s activities, including supporting the IMC selling and consultation process, online publisher integration, efficiencies and optimization, providing insight to clients into the results and effects of their online advertising campaigns and supporting all of the financial and other back-office functions of the business.

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

Net Income (Loss) Per Share

The information below is presented based on the actual weighted average share count outstanding during the respective periods. Due to the significance of the conversion of the preferred shares, the Company has also provided net income (loss) per share as if the conversion had taken place at the beginning of each period presented, as described in further detail in Note 12.

Basic net income (loss) per share available to common stockholders is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share available to common stockholders is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method and convertible preferred stock under the if-converted method, where such conversions are dilutive.

Net income for the three and nine months ended September 30, 2009, has been allocated to the common and preferred stockholders based on their rights to participate in any dividends assuming all earnings for the three and nine months ended September 30, 2009 had been distributed as follows (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net income (loss)	$14,929	$11,662
Preferred stockholders:
Assumed non-cumulative dividends	1,267	3,802
Pro-rata income, after assumed dividends	9,867	5,701

Undistributed income (loss) attributable to preferred stockholders	11,134	9,503

Common stockholders:
Net income (loss) available to common stockholders	$3,795	$2,159

The conversion of the convertible preferred stock outstanding into shares of common stock was not included in diluted net income per share for the three and nine months ended September 30, 2009 under the if-converted method because the results would have been anti-dilutive.

The following potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Convertible preferred stock	—	16,712	8,571	16,712
SMB:LIVE acquisition—deferred stock consideration	365	—	294	—
Restricted stock subject to repurchase	133	—	115	—
Stock options and warrant	3,321	2,918	2,814	2,507

	3,819	19,630	11,794	19,219

The following table sets forth a reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) available to common stockholders	$(2,871)	$3,795	$(7,519)	$2,159

Basic shares:
Weighted average number of common shares outstanding	27,848	6,267	17,157	6,113

Diluted shares:
Weighted average number of common shares outstanding	27,848	6,267	17,157	6,113
Add restricted stock subject to repurchase	—	160	—	216
Add options and warrants to purchase common shares	—	1,469	—	1,376

Weighted average shares used to compute diluted net income (loss) per share available to common shareholders	27,848	7,896	17,157	7,705

Net income (loss) per share:
Basic	$(0.10)	$0.61	$(0.44)	$0.35

Diluted	$(0.10)	$0.48	$(0.44)	$0.28

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

3. Fair Value of Financial Instruments

The Company follows ASC Topic 820, for financial assets and liabilities only, which defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:

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

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Balance at September 30, 2010	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$70,155	$70,155	$—	$—
Certificates of deposit	$8,954	$8,954	$—	$—

	Balance at December 31, 2009	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$35,379	$35,379	$—	$—
Certificates of deposit	$9,168	$9,168	$—	$—

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

The intangible assets acquired consist of customer relationships, which are being amortized over their estimated useful life of three years using the straight line amortization method. At September 30, 2010, the remaining amortization of intangibles is as follows (in thousands):

Year ending December 31,
2010 (3 months)	$193
2011	767
2012	534

Total	$1,494

Amortization expense for the intangible assets was $192,000 and $576,000 for the three and nine months ended September 30, 2010, respectively. Accumulated amortization for the intangible asset was $806,000 as of September 30, 2010.

The results of the ReachLocal Australia operations for the period post-acquisition have been included in the Company’s condensed consolidated financial statements and include $22,197,000 of revenue for the nine months ended September 30, 2010 and $560,000 of revenue for the post-acquisition period from September 11, 2009 to September 30, 2009.

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

In connection with the acquisition, the Company incurred approximately $286,000 in costs that are reflected in general and administrative expense in the accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2010. As of September 30, 2010, the Company has recorded $2,303,000 of total deferred consideration in the form of a liability of $376,000 related to the deferred cash consideration and additional paid-in capital of $1,927,000 pertaining to the deferred stock consideration. Of the $376,000 of deferred cash consideration recorded, $291,000 was capitalized as software development costs, and the balance of $85,000 was expensed. Of the $1,927,000 of deferred stock consideration recorded, $1,041,000 was capitalized as software development costs, and the balance of $886,000 was expensed.

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

The intangible assets acquired consist of SMB:LIVE’s developed technology, which is being amortized over its estimated useful life of three years using the straight line method. At September 30, 2010, the remaining amortization of intangibles is as follows (in thousands):

Year Ended December 31,
2010 (3 Months)	$191
2011	767
2012	767
2013	127

Total	$1,852

For the three and nine months ended September 30, 2010, amortization expense related to the acquired developed technology was $192,000 and $448,000, respectively.

The results of SMB:LIVE’s operations for the period post-acquisition were not significant for the period ended September 30, 2010.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Computer hardware and software	$5,685	$4,126
Office equipment	917	660
Furniture and fixtures	2,384	1,931
Leasehold improvements	1,259	1,149
Assets not placed in service	387	361

	10,632	8,227
Less: Accumulated depreciation and amortization	(5,004)	(3,327)

	$5,628	$4,900

The Company recorded depreciation expense of $597,000 and $426,000 for the three months ended September 30, 2010 and 2009, and $1,670,000 and $ 1,193,000 for the nine months ended September 30, 2010 and 2009, respectively.

6. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Capitalized software development costs	$14,772	$8,477
Accumulated amortization	(5,248)	(3,378)

Capitalized software development costs, net	$9,524	$5,099

The Company recorded amortization expense of $903,000 and $394,000 for the three months ended September 30, 2010 and 2009, and $1,871,000 and $1,018,000 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, $1,334,000 of capitalized software development costs are related to projects still in process.

7. Commitments and Contingencies

The Company leases office facilities under operating lease agreements that expire at various dates through 2021. The terms of our lease agreements provide for rental payment on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease term.

As of September 30, 2010, future minimum payments under non-cancelable operating leases are as follows (in thousands):

2010 (3 months)	$1,452
2011	5,530
2012	4,289
2013	4,227
2014	2,808
2015	2,450
Thereafter	9,542

30,298

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

8. Stockholder’s Equity

Initial Public Offering

On May 19, 2010, the Company issued 3,941,103 shares of common stock, including shares from the exercise of the underwriters’ option to purchase 625,000 shares, at a price of $13.00 per share, raising proceeds to the Company of $42.0 million, net of underwriting discounts and commissions and offering costs.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.70%	2.58%	2.01%	2.07%
Expected life (in years)	4.75	4.75	4.75	4.72
Expected volatility	57%	55%	57%	55%
Weighted average fair value per share	$6.52	$4.95	$6.36	$3.03

Stock Plans

On July 1, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”) and retired the 2004 Plan. In April 2010, the 2008 Plan was amended and restated to include an additional 2,100,000 shares of common stock reserved for future issuance, and a provision to annually increase the shares available for issuance by the lesser of 2,500,000 shares, 4.5% of the common stock outstanding on the last day of prior year, or a smaller amount determined by the board. There were 863,911 and 141,401 shares available for grant under the 2008 Plan as of September 30, 2010 and December 31, 2009, respectively.

The following table summarizes vested and unvested options activity for the nine months ended September 30, 2010 (number of shares in thousands):

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	5,396	8.04	2,473	5.55	2,923	10.19
Granted	1,421	13.05	2	13.00	1,419	13.04
Options vesting	—	—	999	9.25	(999)	9.25
Exercised	(279)	1.53	(279)	1.53	—	—
Forfeited	(145)	11.55	(20)	10.61	(125)	11.71

Outstanding at September 30, 2010	6,393	$9.38	3,175	$6.95	3,218	$11.83

The weighted average remaining contractual life of all options outstanding as of September 30, 2010 was 5.65 years. The aggregate intrinsic value of all options outstanding as of September 30, 2010 was $28,148,000. The aggregate intrinsic value of options vested and exercisable at September 30, 2010 was $22,320,000 based on the estimated fair value of the Company’s common stock. The per share weighted average grant date fair value of unvested options as of September 30, 2010, was $4.73. The per share weighted average grant date fair value of options vested during the nine months ended September 30, 2010 was $2.61. The per share weighted average grant date fair value of options forfeited during the nine months ended September 30, 2010 was $4.73. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2010 was $3,217,000.

Restricted Stock

The following table summarizes the activity of restricted stock agreements (in thousands):

	Restricted Stock	Vested	Unvested
Outstanding at December 31, 2009	2,528	2,421	107
Issuance of restricted stock units	101	—	101
Vested	—	109	(109)

Outstanding at September 30, 2010	2,629	2,530	99

Deferred Stock Consideration

In conjunction with the acquisition of SMB:LIVE, the Company is obligated to issue up to 364,692 shares of common stock subject to the achievement of certain employee retention objectives. These retention objectives require a minimum number of the acquired personnel to remain continuously employed for each milestone payment as described in Note 4. If such retention objectives are not met, all or a portion of the Deferred Consideration will be forfeited.

Stock-based compensation expense

In conjunction with the Company’s stock option plan, restricted shares and reserved shares issuable in connection with SMB:LIVE, the Company records stock-based compensation expense net of capitalized stock-based compensation in association with software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation	$2,188	$883	$5,520	$2,322
Less: Capitalized stock-based compensation	639	75	1,486	214

Stock-based compensation expense, net	$1,549	$808	$4,034	$2,108

Stock-based compensation, net of capitalization, is included in the accompanying consolidated statements of operations, in the following caption (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock compensation, net of capitalization
Cost of revenue	$51	$33	$212	$58
Selling and marketing	324	180	765	422
Product and technology	303	69	826	101
General and administrative	871	526	2,231	1,527

	$1,549	$808	$4,034	$2,108

As of September 30, 2010, there was $16,907,000 of unrecognized stock-based compensation related to restricted stock, outstanding stock options, and deferred stock consideration, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.4 years. Future stock-based compensation for these awards may differ in the event actual forfeitures may deviate from our estimates.

10. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimated the effective annual tax rate and applied this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three months ended September 30, 2010, the income tax provision amounted to $83,000 and related to state, local and foreign income taxes. For the nine months ended September 30, 2010, the net income tax benefit of $462,000 resulted from a deferred tax benefit of $702,000 from the reduction in our valuation allowance attributable to increases in our deferred tax liabilities recognized in our acquisition of SMB:LIVE, which was partially reduced by a provision for income taxes of $240,000 related to state, local and foreign income taxes. The provision for the nine months ended September 30, 2009 relates to state, local and foreign income taxes.

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

11. Segment Information

Revenue by geographic region with respect to the Direct Local channel and national brands is based on the physical location of the sales office, and with respect to agencies and resellers, is based on the physical location of the agency or reseller. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
North America	$63,726	$49,861	$176,834	$138,104
International	13,395	2,749	34,275	5,211

Total Revenue	$77,121	$52,610	$211,109	$143,315

			September 30, 2010	December 31, 2009
Long lived assets (excluding patents and other intangibles):
North America			$6,387	$5,985
International			1,148	801

			$7,535	$6,786

12. Net Income (Loss) Per Share, As If Converted

In May 2010, upon the completion of the initial public offering, all of the then outstanding shares of convertible preferred stock were converted to 16,712,120 shares of common stock. Due to the significance of this conversion, the following table has been provided to reflect a comparative summary of net income (loss) per share, assuming the preferred stock was converted to common stock at the beginning of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) available to common stockholders	$(2,871)	$3,795	$(7,519)	$2,159

Basic shares:
Weighted average number of common shares outstanding	27,848	6,267	17,157	6,113
Add conversion of preferred stock	—	16,712	8,571	16,712

	27,848	22,979	25,728	22,825

Diluted shares:
Weighted average number of common shares outstanding	27,848	6,267	17,157	6,113
Add restricted stock subject to repurchase	—	160	—	216
Add options and warrants to purchase common shares	—	1,469	—	1,376
Add conversion of preferred stock	—	16,712	8,571	16,712

Weighted average shares used to compute diluted net income (loss) per share available to common shareholders	27,848	24,608	25,728	24,417

Net income (loss) per share:
Basic	$(0.10)	$0.17	$(0.29)	$0.09

Diluted	$(0.10)	$0.15	$(0.29)	$0.09

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generate revenue by providing online advertising solutions for our clients through our search engine marketing product, ReachSearch, our display advertising product, ReachDisplay, and our remarketing product. We sell our ReachSearch, ReachDisplay and remarketing products based on a package pricing model in which our clients commit to a fixed fee that includes the media; the optimization, reporting and tracking technologies of the RL Platform; and the personnel dedicated to support and manage their campaigns. While we do not commit to a specific set of results, we work with our clients to meet their marketing objectives. For our ReachSearch product, we believe clients evaluate performance based on the number and quality of leads (phone, email and other) received. For our ReachDisplay and remarketing products, we believe clients focus on the numbers of customers reached and the accuracy of targeting achieved through the campaign. Each of these products includes access to multiple publishers, some of which are not directly available to SMBs, as well as access to our proprietary optimization and tracking technologies that dynamically adjust the publishers to which we allocate clients’ media spend in order to meet their performance objectives. For these reasons, while we rely on third-party publishers for the substantial majority of the media we purchase on behalf of our clients, we are not simply a reseller of media; rather, we market our products as a complete package of media optimized for the client. We also generate revenue from digital marketing solutions for our clients that do not include the purchase of third-party media through our campaign performance tracking product, TotalTrack, our assisted chat product, TotalLiveChat, and ReachCast, our full-service digital presence platform. Each of our products is sold to our clients in a single budget to simplify the purchasing process.

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

We first offered our products and services solely through third-party agencies and resellers that, in turn, offered them to their end advertiser clients. In 2007, we began to allocate resources to focus on sales to national or regional businesses with multiple locations, such as franchisors, which we refer to as national brands. Because the sale to agencies, resellers and national brands involves negotiations with businesses that generally represent an aggregated group of SMB advertisers, we group them together as our National Brands, Agencies and Resellers channel. In 2006, we made the strategic decision to invest in creating a direct local sales force and began selling our products and services through our IMCs. We refer to sales through our IMCs as our Direct Local channel. Sales in the Direct Local channel accounted for 74% of our revenue for the nine months ended September 30, 2010 and 70% of our revenue for all of 2009. Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth, and it is our largest operating expense.

In December 2006, we entered our first market outside of North America through a joint venture in Australia. On September 11, 2009, we acquired the remaining interest in our Australian joint venture. In connection with the ReachLocal Australia acquisition, we recognized a non-cash gain of $16.2 million in 2009. We now own all our international operations and currently operate in Australia, the United Kingdom and Canada. At September 30, 2010, 105 of our 696 total IMCs were located outside of North America.

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

Business Model, Operating Metrics and Trends

Our Direct Local channel has grown rapidly. As a percentage of revenue, Direct Local revenue has increased to 74% for the nine months ended September 30, 2010 from 68% for the nine months ended September 30, 2009. Growth in Direct

Local revenue is primarily driven by the growth in the number of IMCs and increases in IMC productivity, particularly those IMCs with more than 12 months of employment, who we refer to as Upperclassmen.

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

We believe the key factors that affect the productivity of our IMCs are:

•

Macroeconomic Conditions. Macroeconomic conditions directly impact the amount of money SMBs allocate to market their business. We believe that, commencing in mid-2008, IMC productivity was significantly impacted by the economic recession as some of our SMB clients were forced to close or temporarily suspend their operations, while others curtailed their marketing expenditures in light of a contraction in consumer spending. IMC productivity has, therefore, declined from the levels we observed in 2007 and the first two quarters of 2008. For this reason, in January 2009, we temporarily ceased hiring IMCs in North America. We began to observe some growth in IMC productivity starting in March 2009, and we resumed hiring IMCs at the end of March 2009 at a more modest level than in 2008. In the first nine months of 2010, we resumed the levels of hiring we experienced in early 2008. While for the first nine months of 2010 our IMC productivity remained higher than those levels experienced at the end of 2008, we believe the economic conditions in the United States remain challenging. This has impacted new advertiser acquisition more than sales to existing advertisers, and, in fact, it has been sales of multiple products to existing advertisers that has sustained higher levels of IMC productivity as compared to the end of 2008.

•

Number of Products. We believe that expanding our comprehensive suite of online marketing and reporting products and services will allow us to generate more revenue from each SMB relationship. Prior to 2009, we primarily offered a single product, ReachSearch. As a result of product and technology investments commencing in 2008, we launched ReachDisplay and our remarketing product in 2009. In June 2010, we released our TotalLiveChat product, which gives SMBs an out-of-the-box assisted chat service that they can offer potential customers visiting their websites, and in the third quarter of 2010, we piloted our new ReachCast product. While new products and technology require investment by us without any assurance of, and prior to recognition of, additional revenue, our strategy remains to increase the number of products our IMCs have to sell. Should some of these investments not achieve client acceptance or economic results, we may be required to reduce the value of the capitalized costs, if any, associated with such products and services and realize a reduction in net income.

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

We regularly review a number of other financial and operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. The following table shows certain key operating metrics for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Number of IMCs (at period end):
Upperclassmen	264	208	264	208
Underclassmen	432	317	432	317

Total	696	525	696	525

Underclassmen Expense (in thousands) (1)	$9,540	$6,389	$26,025	$19,249

Active Advertisers (at period end) (2)	17,100	14,500	17,100	14,500

Active Campaigns (at period end) (3)	22,500	17,600	22,500	17,600

(1)	Underclassmen Expense is a number we calculate to approximate our investment in Underclassmen and is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions), training and sales organization expenses including depreciation allocated based on relative headcount and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximated investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by the company, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.
(2)	Active Advertisers is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel. We calculate Active Advertisers by adjusting the number of Active Campaigns to combine clients with more than one Active Campaign as a single Active Advertiser. Clients with more than one location are generally reflected as multiple Active Advertisers. Because this number includes clients served through the National Brands, Agencies and Resellers channel, Active Advertisers includes entities with which we do not have a direct client relationship. Numbers are rounded to the nearest hundred.
(3)	Active Campaigns is a number we calculate to approximate the number of individual products or services we are managing under contract for Active Advertisers. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client, we consider that two Active Campaigns. Similarly, if a client purchased ReachSearch campaigns for two different products or purposes, we consider that two Active Campaigns. Numbers are rounded to the nearest hundred.

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

Due to the economic recession, we temporarily ceased hiring IMCs in North America during the first quarter of 2009 and have hired IMCs at a slower rate than in prior periods beginning at the end of March 2009. As a result, the number of our Upperclassmen declined in the first quarter of 2010 and will grow at a slower rate in 2010 than in 2009. In the first nine months of 2010, we resumed the levels of hiring we experienced in early 2008. In connection with our acquisition on September 11, 2009 of the portion of ReachLocal Australia that we did not previously own, we added 45 Underclassmen and 17 Upperclassmen. At September 30, 2010, we had 37 Underclassmen and 28 Upperclassmen from ReachLocal Australia.

Underclassmen Expense

Underclassmen do not in the aggregate make a positive contribution to operating income. Our largest operating expenses include the hiring, training and retention of Underclassmen in support of our goal of developing more Upperclassmen.

Underclassmen Expense is a number we calculate to approximate our investment in Underclassmen and is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions), training and sales organization expenses, including depreciation, allocated based on relative headcount and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximate investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by management, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.

We determine the amount to invest in Underclassmen Expense based on our objectives for development of the business and the key factors affecting IMC productivity described above.

The increase in Underclassmen Expense in the nine months ended September 30, 2010 as compared to the preceding year period was primarily attributable to our decision to recommence hiring in the second quarter of 2009 as well as the inclusion of the operations of ReachLocal Australia, both of which have led to an increase in Underclassmen in 2010 versus the prior year period.

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

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in a manner similar to Direct Local clients or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.5 million of related accounts receivables at September 30, 2010.

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

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, human resources and corporate communications, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums and other expenses, including occupancy, technology and other direct overhead, certain costs in preparation to become a public company and other corporate expenses. During 2009 and 2010, we strengthened our management and corporate infrastructure, particularly in our finance department, and implemented financial reporting, compliance and other infrastructure in preparation for becoming a public company.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue Recognition

•	Software Development Costs

•	Income Taxes

•	Goodwill and Intangible Assets

•	Stock-based Compensation

We granted stock options with the following exercise prices during the nine months ended September 30, 2010:

Option Grant Dates	Number of Shares Underlying Options	Exercise Price Per Share	Estimated Fair Value Per Underlying Share as of Grant Date	Intrinsic Value Per Share at Date of Grant
May 2010	1,300,750	$13.00	$13.00	$—
July 2010	119,750	$13.48	$13.48	$—

The following table summarizes the assumptions relating to our stock options granted during nine months ended September 30, 2010:

September 30, 2010
Expected dividend yield	0%
Risk free interest rate	2.01%
Expected life, in years	4.75
Expected volatility	57%

Using the Black-Scholes option pricing model, we recorded non-cash stock-based compensation expenses related to employee stock options granted of approximately $3.6 million for the nine months ended September 30, 2010, which includes $0.9 million of SMB:LIVE deferred stock compensation. At September 30, 2010, we had unrecorded compensation costs of $15.7 million related to unvested stock options and deferred stock consideration. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.4 years.

During the nine months ended September 30, 2010, we also issued 101,000 restricted stock units. Twenty-five percent of the restricted stock units vest on the first anniversary of the vesting commencement date, and the remainder of the units vests in equal monthly installments over the next 36 months thereafter. During the nine months ended September 30, 2010, we recorded non-cash stock-based compensation expense of approximately $0.4 million related to restricted stock units. At September 30, 2010, we had $1.2 million of unrecognized compensation expense related to unvested restricted stock units.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$77,121	$52,610	$211,109	$143,315
Cost of revenue (1)	42,172	29,173	115,458	79,614
Operating expenses:
Selling and marketing (1)	28,874	19,174	79,155	53,935
Product and technology (1)	3,015	1,319	7,881	3,581
General and administrative (1)	6,003	4,179	17,006	10,598

Total operating expenses	37,892	24,672	104,042	68,114

Loss from operations	(2,943)	(1,235)	(8,391)	(4,413)
Gain on acquisitions of ReachLocal Australia	—	16,223	—	16,223
Other income (expense), net	155	(9)	410	26

Income (loss) before provision for income taxes	(2,788)	14,979	(7,981)	11,836
Provision (benefit) for income taxes	83	50	(462)	174

Net income (loss)	(2,871)	14,929	(7,519)	11,662

Undistributed income attributable to preferred stockholders	—	11,134	—	9,503
Net income (loss) available to common stockholders	(2,871)	3,795	(7,519)	2,159
Net income (loss) per share available to common stockholders:
Basic	$(0.10)	$0.61	$(0.44)	$0.35

Diluted	$(0.10)	$0.48	$(0.44)	$0.28

Weighted average common shares used in computation of net income (loss) per share available to common stockholders:
Basic	27,848	6,267	17,157	6,113

Diluted	27,848	7,896	17,157	7,705

The following earnings per share information is presented as if all preferred shares were converted into common stock as of the beginning of the period presented.
Net income (loss) per share, as if converted (2):
Basic	$(0.10)	$0.17	$(0.29)	$0.09

Diluted	$(0.10)	$0.15	$(0.29)	$0.09

Weighted average common shares used in computation of net income (loss) per share, as if converted (2):
Basic	27,848	22,979	25,728	22,825

Diluted	27,848	24,608	25,728	24,417

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in above line items:

Stock-based compensation:
Cost of revenue	$51	$33	$212	$58
Selling and marketing	324	180	765	422
Product and technology	303	69	826	101
General and administrative	871	526	2,231	1,527

	$1,549	$808	$4,034	$2,108

Depreciation and amortization:
Cost of revenue	$97	$65	$267	$191
Selling and marketing	264	247	758	639
Product and technology	1,245	442	2,753	1,201
General and administrative	278	66	787	180

	$1,884	$820	$4,565	$2,211

(2)	See Note 12 to our interim condensed consolidated financial statements.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2010	2009	2010-2009 % Change	2010	2009	2010-2009 % Change

Direct Local	$57,245	$37,048	54.5%	$156,816	$97,504	60.8%
National Brands, Agencies and Resellers	19,876	15,562	27.7	54,293	45,811	18.5

Total revenue	$77,121	$52,610	46.6%	$211,109	$143,315	47.3%

At period end:
Number of IMCs:
Upperclassmen				264	208	26.9%
Underclassmen				432	317	36.3

Total				696	525	32.6%

Active Advertisers				17,100	14,500	17.9%
Active Campaigns				22,500	17,600	27.8%

Direct Local revenues increased $20.2 million, or 54.5%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and $59.3 million, or 60.8% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in our Direct Local revenue for the three months and nine months ended September 30, 2010 reflects an incremental $7.3 million and $20.4 million, respectively, of Direct Local revenue attributable to ReachLocal Australia. Excluding the impact of the ReachLocal Australia acquisition, the increased contribution of our new Upperclassmen—that is, IMCs who were Underclassmen at the quarter ended September 30, 2009 who subsequently became Upperclassmen—represented the largest portion of the revenue growth for the quarter as compared to the third quarter of 2009. The revenue contributed by our new Underclassmen represented the next largest portion of revenue growth due to our increased hiring, followed by the incremental revenue contributed by our existing Upperclassmen—that is, IMCs who were already Upperclassmen at the quarter ended September 30, 2009.

National Brands, Agencies and Resellers revenue increased $4.3 million, or 27.7%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and $8.5 million, or 18.5% for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009. The increase was primarily due to an increase in the number of National Brands clients advertising during the three months and nine months ended September 30, 2010, which we attribute to our continued increased focus on the National Brands portion of this channel and, to a lesser extent, to the addition of new Agencies and Resellers during the period. Revenue from our National Brands clients increased by $2.4 million during the three months ended September 30, 2010 and $5.7 million for the nine months ended September 30, 2010.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,		2010-2009 % Change
	2010	2009	2010-2009 % Change	2010	2009

(in thousands)
Cost of revenue	$42,172	$29,173	44.6%	$115,458	$79,614	45.0%

As a percentage of revenue:	54.7%	55.5%		54.7%	55.6%

The decrease in our cost of revenue as a percentage of revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to an increase in publisher rebates, the effect of changes in geographic, product and service mix and increased media buying efficiency. These decreases were partially offset by higher costs associated with the expansion of the campaign performance group as part of our strategy to enhance the productivity of our IMCs and the initial build-out of our web presence professionals group in advance of the upcoming full launch of our ReachCast product. Publisher rebates as a percentage of revenue increased to 2.1% of revenue in the three months ended September 30, 2010 from 1.2% for the same period a year ago, and to 2.0% of revenue in the nine months ended September 30, 2010 from 1.0% for the same period in 2009, due to an increase in rebates from existing and new publishers in North America other than Google, and the full quarter inclusion of publisher rebates, predominantly from Google, of our ReachLocal Australia operations, which receive higher rebates as a percentage of revenue.

Our cost of revenue as a percentage of revenue will be affected in the future by the mix and relative amount of media we purchase to fulfill service requirements, the availability and amount of publisher rebates, the mix of products and services we offer, our media buying efficiency and, over the next several quarters, the increased costs of support and delivery as we grow our campaign performance and web presence professional groups.

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

Selling and Marketing

	Three Months Ended September 30,		2010-2009 % Change	Nine Months Ended September 30,		2010-2009 % Change
	2010	2009		2010	2009

(in thousands)
Salaries, benefits and other costs	$19,777	$12,789	54.6%	$54,283	$35,203	54.2%
Commission expense	9,097	6,385	42.5	24,872	18,732	32.8

Total selling and marketing	$28,874	$19,174	50.6%	$79,155	$53,935	46.8%

Underclassmen Expense included above, excluding commissions	$9,540	$6,389	49.3%	$26,025	$19,249	35.2%

As a percentage of revenue:
Salaries, benefits and other costs	25.6%	24.3%		25.7%	24.6%
Commission expense	11.8%	12.1%		11.8%	13.1%

Total selling and marketing	37.4%	36.4%		37.5%	37.6%

The increase in absolute dollars in salaries, benefits and other costs in selling and marketing expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, and for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to an increase in our IMC headcount. The increase also reflects the inclusion of an incremental $2.2 million and $6.1 million of non-commission expenses of ReachLocal Australia for the three and nine months ended September 30, 2010, respectively. In addition, we incurred an incremental $0.6 million and $1.4 million of non-commission expenses related to the beta launch of Bizzy and the consolidation of SMB:LIVE during the three months and nine months ended September 30, 2010, respectively, for which there were no comparable amounts in the prior year.

The increase in commission expense in absolute dollars for the three and nine months ended September 30, 2010 compared to the three months ended September 30, 2009, and for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009 was due to increases in our revenue in our sales channels. As a percentage of revenue, commission expense decreased due to a higher percentage of Direct Local channel revenue, including the additional Direct Local revenue from ReachLocal Australia, for which we pay lower commission rates. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased production.

The increase in Underclassmen Expense in absolute dollars for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was primarily due to an increase in our IMC Underclassmen headcount, our decision not to hire Underclassmen in North America until the end of the first quarter of 2009, as well as the inclusion of Australia’s Underclassmen starting on September 11, 2009. As we continue to invest in additional Underclassmen and retain additional Upperclassmen, selling and marketing expenses will continue to increase in absolute dollars.

Product and Technology

	Three Months Ended September 30,		2010-2009 % Change	Nine Months Ended September 30,		2010-2009 % Change
	2010	2009		2010	2009

(in thousands)
Product and technology	$3,015	$1,319	128.6%	$7,881	$3,581	120.1%
Capitalized software development costs from product and technology resources	2,294	1,248	83.8%	6,168	2,549	142.0%

Total product and technology costs expensed and capitalized	$5,309	$2,567	106.8%	$14,049	$6,130	129.2%

As a percentage of revenue:
Product and technology	3.9%	2.5%		3.7%	2.5%

Capitalized software development costs from product and technology resources	3.0%	2.4%		2.9%	1.8%

Total product and technology costs expensed and capitalized	6.9%	4.9%		6.7%	4.3%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily attributable to a $0.7 million increase in compensation for additional headcount, $0.5 million of amortization expense of previously capitalized software development costs, and $0.2 million of amortized technology acquired in the SMB:LIVE acquisition for which no comparative amounts existed during the prior year period. For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, compensation expense increased $2.2 million, amortization expense of capitalized software development costs increased by $0.9 million, facilities and software and hardware maintenance costs increased $0.6 million, and amortization expense related to technology acquired in the SMB:LIVE acquisition, for which no comparative amounts existed during the prior year period, totaled $0.4 million.

The increase in the amount of software development costs capitalized both in absolute dollars and as a percentage of revenue in the three-and nine-month periods ended September 30, 2010 as compared to the three-and nine-month periods ended September 30, 2009 was a result of investment in development of ReachCast, which commenced in the first quarter of 2010 with the acquisition of SMB:LIVE, the continuing development of Bizzy, and additional product enhancements to the RL Platform.

We expect the amount of product and technology costs expensed and capitalized to increase in absolute dollars in the future due to the continued expansion of our product development efforts, including the ongoing development and roll-out of the technology acquired in our acquisition of SMB:LIVE and the increased costs associated with supporting a broader product offering. The amount of such costs capitalized will vary from period to period depending upon the status of our product development efforts.

General and Administrative

	Three Months Ended September 30,		2010-2009 % Change	Nine Months Ended September 30,		2010-2009 % Change
	2010	2009		2010	2009

(in thousands)
General and administrative	$6,003	$4,179	43.6%	$17,006	$10,598	60.5%

As a percentage of revenue:	7.8%	7.9%		8.1%	7.4%

The increase in general and administrative expenses in both absolute dollars and percentage of revenue for the three and nine months ended September 30, 2010 compared to the prior year periods was primarily due to an increase of $0.6 million and $2.7 million, respectively, due to increases in our administrative headcount necessary to complete our initial public offering and the incremental compliance requirements of being a public company, and an increase in our professional services fees. In addition, general and administrative expenses of ReachLocal Australia, SMB:LIVE and Bizzy included in our consolidated financial results for the three and nine month period ended September 30, 2010, accounted for $0.7 million and $2.3 million, respectively, of increases to consolidated general and administrative expenses. The continued expansion of our operations combined with the impact of becoming a public company has resulted in increases in our business taxes, licenses, and insurance for the three and nine months ended September 30, 2010 of $0.2 million and $0.8 million, respectively.

We expect general and administrative expenses to increase in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from continued growth and the compliance requirements associated with being a public company.

Gain on Acquisition of ReachLocal Australia

Our purchase of the equity interests in ReachLocal Australia that we did not previously own on September 11, 2009 required that we recognize a gain associated with the proportionate fair value of the assets acquired and liabilities assumed to the carrying value of the shares we already owned. Prior to the acquisition, our interest in ReachLocal Australia had a carrying value of zero as a result of our share of the losses recognized under the equity method of accounting. On the date of the acquisition, our investment was adjusted to fair value, resulting in the one-time non-cash gain of $16.2 million.

Other Income (Expense), Net

	Three Months Ended September 30,		2010-2009 % Change	Nine Months Ended September 30,		2010-2009 % Change
	2010	2009		2010	2009
(in thousands)
Other income (expense), net	$155	$(9)	1,822.2%	$410	$26	1,476.9%

As a percentage of revenue:	0.2%	0.0%		0.2%	0.0%

The increase in other income in both absolute dollars and as a percentage of revenue for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, is attributable to an increase in interest income during the current period.

The increase in other income in both absolute dollars and as a percentage of revenue for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is attributable to a foreign currency gain of $0.2 million recorded in connection with the satisfaction of our deferred payment obligation related to the acquisition of ReachLocal Australia and to an increase in interest income during the period.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		2010-2009 % Change	Nine Months Ended September 30,		2010-2009 % Change
	2010	2009		2010	2009
(in thousands)
Provision (benefit) for income tax	$83	$50	66.0%	$(462)	$174	(365.5)%

As a percentage of revenue:	0.1%	0.1%		(0.2)%	0.1%

The income tax benefit of $0.5 million for the nine months ended September 30, 2010 was primarily attributable to the acquisition of SMB:LIVE, in which we recorded a one-time discrete deferred tax benefit of $0.7 million, which was partially offset by state, local and foreign income taxes of $0.2 million. See Note 10 to our Condensed Consolidated Financial Statements.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three and nine months ended September 30, 2010 and 2009, our adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended September 30,		2010-2009 % Change	Nine Months Ended September 30,		2010-2009 % Change
	2010	2009		2010	2009
(in thousands)
Adjusted EBITDA (1)	$523	$1,165	(55.1)%	$750	$678	10.6%
Underclassmen Expense (2)	$9,540	$6,389	49.3%	$26,025	$19,249	35.2%

(1)	Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, stock-based compensation, the effects of accounting for business combinations (including in the case of the February 2010 acquisition of SMB:Live, the amortization of acquired intangibles and the deferred cash consideration) and amounts included in other non-operating income or expense.
(2)	Underclassmen Expense. We define Underclassmen Expense as our investment in Underclassmen, which is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions), training and sales organization expenses including depreciation allocated based on relative headcount and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximated investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by the company, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.

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

The following table presents a reconciliation of Adjusted EBITDA to our loss from operations for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(in thousands)
Loss from operations	$(2,943)	$(1,235)	$(8,391)	$(4,413)
Add:
Depreciation and amortization	1,884	820	4,565	2,211
Stock-based compensation, net	1,549	808	4,034	2,108
Acquisition and integration costs	33	312	542	312
Amortization of step-down in deferred revenue on acquisition of ReachLocal Australia, net of tax	—	460	—	460

Adjusted EBITDA	$523	$1,165	$750	$678

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2010	2009
Consolidated Statements of Cash Flow Data:
(in thousands)
Net cash provided by operating activities	$6,169	$12,116
Net cash used in investing activities	(15,309)	(14,981)
Net cash provided by (used in) financing activities	43,456	(237)
Capital Expenditures (3)	7,056	3,801

(3)	Represents purchases of property and equipment and the amount of software development costs capitalized, on an aggregate basis, excluding stock-based compensation and the acquisition of ReachLocal Australia and SMB:LIVE (see Note 4 to the consolidated financial statements included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 19, 2010).

On May 19, 2010, we issued 3,941,103 shares of our common stock, including shares from the exercise of the underwriters’ option to purchase 625,000 shares, at a price of $13.00 per share, raising proceeds of $42.0 million, net of underwriting discounts and commissions and offering costs.

At September 30, 2010, we had cash and cash equivalents of $70.2 million and short-term investments of $8.1 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper. Short term investments consist of certificates of deposit. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

At September 30, 2010, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At September 30, 2010, we had $0.8 million in restricted certificates of deposit to secure letters of credit issued to landlords and as security for certain other operating activities.

At September 30, 2010, our contractual or purchase commitments for capital expenditures that were not reflected on our balance sheet as a liability were $0.4 million, such amounts representing unfilled purchase orders of computer equipment and software.

Prior to 2007, we financed our operations and capital expenditures through private sales of preferred stock. Since 2007, we have financed our operations, our expansion of our IMC salesforce and the extension of our Direct Local channel into new territories through cash provided by operations. We had cash and cash equivalents of $70.2 million at September 30, 2010, which is an increase of $34.8 million from December 31, 2009 primarily as a result of the net proceeds from our initial public offering. We believe we will have sufficient cash to support our operating activities for at least the next twelve months.

Operating Activities

Operating activities provided $6.2 million of cash for the nine months ended September 30, 2010. The cash flow from operating activities resulted from changes in our operating assets and liabilities, with deferred revenue increasing $6.4 million. We had a net loss for the nine months ended September 30, 2010 of $7.5 million, which included non-cash depreciation and amortization of $4.6 million and non-cash stock-based compensation of $4.0 million. During the third quarter ended September 30, 2010, there was a reduction in accounts payable of $8.3 million due primarily to a change in the timing of payments to several of our vendors, resulting in an unfavorable impact on cash flow from operations relative to the nine months ended September 30, 2009.

Operating activities provided $12.1 million of cash for the nine months ended September 30, 2009. The cash flow from operating activities resulted from changes in our operating assets and liabilities, with accounts payable and accrued liabilities increasing $7.5 million and deferred revenue increasing $4.8 million. We had net income for the nine months ended September 30, 2009 of $11.7 million, which included a non-cash gain of $16.2 million from our purchase of the of the portion of ReachLocal Australia that we did not previously own, non-cash depreciation and amortization of $2.2 million and non-cash stock-based compensation of $2.1 million.

Investing Activities

Our primary investing activities have consisted of purchases of businesses, products, property and equipment, capitalized software development costs and purchases and sales of short-term investments. Our purchases of property and equipment and capitalized software may vary from period to period due to the timing of the expansion of our operations and our software development efforts. During the nine months ended September 30, 2010, we invested $2.8 million, net of cash acquired, in the purchase of SMB:LIVE, paid $5.9 million to satisfy the deferred payment obligation related to the purchase of the remaining interest in ReachLocal Australia and invested $6.9 million for purchases of property and equipment, and software development. We expect to continue to use capital for purchases of property and equipment and development of software.

Financing Activities

During the nine months ended September 30, 2010, we received $42.0 million in proceeds, after deducting underwriting discounts and commissions and offering expenses payable by us, from the sale of shares of common stock in connection with our initial public offering. Prior to our initial public offering, our financing activities consisted primarily of proceeds from the issuance and repurchase of common and preferred stock and the incurrence of deferred offering costs related to our initial public offering.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease our primary office space in Woodland Hills, California and other locations under various non-cancelable operating leases that expire between 2009 and 2021. We have no debt obligations. All property and equipment have been purchased for cash, and we have no capital lease obligations.

Contractual obligations at September 30, 2010 are as follows:

Nine Months ended September 30:	Payments Under Operating Leases
(in thousands)
2010 (3 months)	$1,452
2011	5,530
2012	4,289
2013	4,227
2014	2,808
2015	2,450
Thereafter	9,542

Total future minimum lease payments	30,298

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, and the Indian Rupee. An unfavorable change in these exchange rates relative to the dollar would result in an unfavorable impact on revenue and operating income. For the three months ended September 30, 2010, an unfavorable 10 percent change in exchange rates would result in a decrease in revenue of $1.5 million and an insignificant decrease in our operating loss for the period. We currently do not hedge or otherwise manage our currency exposure given the immaturity and lesser predictability of our international operations. As our international operations grow and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2010 we have an accumulated deficit of approximately $12.4 million, and we expect to incur net operating losses for the foreseeable future. We expect our operating expenses to increase in the future as we expand our operations. Our business strategy contemplates hiring significant numbers of additional IMCs, both in new and existing markets, as well as making substantial investments in our RL Platform and the development and launch of ReachCast™, Bizzy™, TotalLiveChat and other new products and services, each of which will require significant expenditures. In addition, as a public company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. If our revenue does not grow to offset these increased expenses, we will not be profitable. We also expect that a variety of factors, including increased competition and the maturation of our business, will cause our revenue growth rate to decline in the future, and we cannot assure you that our revenue will continue to grow or will not decline. As a result, you should not consider our historical revenue growth as indicative of our future performance. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

We purchase most of our media from Google, and our business could be adversely affected if Google takes actions that are adverse to our interests. Similar actions from Yahoo!, Microsoft and other media providers could adversely affect our business to a lesser degree.

Nearly all of our cost of revenue is for the purchase of media, and a substantial majority of the media we purchase is from Google. According to comScore, Google accounts for more than 66.1% of all U.S. searches conducted for the month ended September 30, 2010, and Google’s share in foreign markets is often significantly higher. As a result, we expect that our business will depend upon media purchases from Google for the foreseeable future. This dependence makes us vulnerable to actions that Google may take to change the manner in which it sells AdWords, as described below, or conducts its business on a number of levels:

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

Our performance is subject to worldwide economic conditions and their impact on levels of advertising. We believe that the current economic difficulties have adversely affected our business. For example, we responded to the recession by reducing the number of IMCs we hired in early 2009, which resulted in a decline in our Upperclassmen headcount in the first quarter of 2010, and which may adversely affect revenue growth in 2010. We also believe that the recession adversely impacted IMC productivity and contributed to a decrease in our National Brands, Agencies and Resellers revenue in the same period. We believe the economic conditions in the United States remain challenging. This has adversely impacted our acquisition of new advertisers in 2010.

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

We invest in the development of new products and services with the expectation that we will be able to effectively offer them to our clients. For example, we recently began the beta testing in the United States of our ReachCast product, which is our full service digital presence platform, and continue to beta test our Bizzy product, a customer acquisition and retention tool for our SMB clients. In addition, we plan to develop or potentially acquire other products and services that address new segments of an SMB’s marketing activities. Our future revenue depends in part on our ability to sell these products and services, as well as additional features and enhancements to our existing offerings, to our clients. Our ability to develop and launch new products on our expected timelines, or at all, is subject to numerous risks and uncertainties, such as the difficulties of designing complex software products, achieving desired functionality and integrating the new products with our existing technology.

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

We receive rebates or incentives from Yahoo!, Microsoft and other publishers and, in the United Kingdom and Australia, from Google. Publisher rebates, as percentage of revenue, for the nine months ended September 30, 2010 and for the years ended 2009, 2008 and 2007 and, were 2.1%, 1.2%, 4.1% and 1.7%, respectively. These rebate programs are subject to change or cancellation with little notice, have been cancelled in the past and may be coupled with burdensome operational requirements. As discussed in an earlier risk factor, Google has, in the past, unilaterally and with limited notice, changed or eliminated its rebate programs. Yahoo!, Microsoft and other publishers may similarly make such unilateral changes, and there are no guarantees that we would be able to defray the effects of the losses of those rebates. In addition, we believe that the combination of the Microsoft and Yahoo! search engine advertising platforms in the fourth quarter of 2010 in North America may result in a reduction in the aggregate amount of publisher rebates that we have historically received from each of those companies.

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

We currently have international sales operations in Australia, the United Kingdom and Canada, and campaign support services in India. Revenue from international operations outside North America accounted for 16.2% and 3.6% of total revenue for the nine months ended September 30, 2010 and in 2009, respectively. Over the long term, we intend to expand our international operations to new markets and countries. We may incur losses or otherwise fail to enter new markets successfully.

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

The significant deficiency with respect to the calculation of capitalized software development costs pertains to our lack of contemporaneous documentation of how each project meets the criteria for capitalization and the frequency of collection of estimates used to quantify the costs to be capitalized. We are in the process of remediating this significant deficiency by establishing additional control systems to assure that such contemporaneous documentation is prepared and the frequency of collecting data is increased. The significant deficiency relating to our consolidation process pertains to our use of multiple spreadsheets and a manual process to effect the consolidation. We have begun the process of remediating this significant deficiency by implementing additional systems to automate a significant portion of the consolidation and reporting process. We are in the process of designing and implementing an Oracle Hyperion financial reporting system that will streamline the financial reporting process and standardize our chart of accounts and financial reporting templates across all of our subsidiaries. As of September 30, 2010 the system has been implemented and continues to be developed and tested.

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

Shares of our common stock were sold in our initial public offering in May 19, 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $18.18 and as low as $11.80. An active, liquid and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Approximately 23.3 million shares of our common stock may be sold by stockholders upon the expiration of lock-up agreements in November 2010. If these stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly. In addition, approximately 3.4 million shares subject to outstanding options under our 2004 Stock Plan and our Amended and Restated 2008 Stock Incentive Plan, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

As of September 30, 2010, VantagePoint Venture Partners, one of our early venture capital investors, beneficially owned approximately 42% of our outstanding common stock. As a result, VantagePoint has significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors. VantagePoint’s significant ownership also could affect the market price of our common stock by, for example, delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us. Alan Salzman and Jason Whitt, both of whom are affiliated with VantagePoint, are members of our board of directors, with Mr. Salzman acting as Chairman of our board of directors. If Messrs. Salzman and Whitt cast votes in a similar manner, those two votes could substantially influence the decisions of our board of directors.

Our current directors and executive officers as a group beneficially own approximately 59% of our outstanding common stock.

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

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit

10.1*	Second Amendment to Office Lease, dated as of September 1, 2010 between Douglas Emmett 2000, LLC, a Delaware limited liability company, as Landlord and ReachLocal, Inc., a Delaware corporation, as Tenant.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Zorik Gordon
Name:	Zorik Gordon
Title:	President and Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: November 4, 2010

Exhibit Index

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit

10.1*	Second Amendment to Office Lease, dated as of September 1, 2010 between Douglas Emmett 2000, LLC, a Delaware limited liability company, as Landlord and ReachLocal, Inc., a Delaware corporation, as Tenant.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.