Form 10-Q
period 2011-03-31
ReachLocal Inc
filed 2011-05-16
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 12, 2010
Common Stock, $0.00001 par value	29,077,954

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$76,409	$79,906
Short-term investments	8,212	8,208
Accounts receivable, net of allowance for doubtful accounts of $463 and $373 at March 31, 2011 and December 31, 2010, respectively	3,533	3,295
Prepaid expenses and other current assets	2,289	2,376

Total current assets	90,443	93,785

Property and equipment, net	7,566	6,710
Capitalized software development costs, net	12,039	10,803
Restricted certificates of deposit	867	801
Intangible assets, net	4,520	2,963
Other assets	1,326	1,400
Goodwill	41,766	34,118

Total assets	$158,527	$150,580

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$28,443	$27,471
Accrued expenses	13,887	14,234
Deferred payment obligations	2,379	530
Deferred revenue and other current liabilities	27,347	24,656

Total current liabilities	72,056	66,891
Deferred rent and other liabilities	1,658	1,673

Total liabilities	73,714	68,564

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 28,828 and 28,165 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Receivable from stockholder	(87)	(87)
Additional paid-in capital	104,303	98,140
Accumulated deficit	(19,491)	(16,044)
Accumulated other comprehensive income	88	7

Total stockholders’ equity	84,813	82,016

Total liabilities and stockholders’ equity	$158,527	$150,580

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$84,058	$63,626
Cost of revenue	44,500	34,839
Operating expenses:
Selling and marketing	32,419	23,940
Product and technology	3,539	2,344
General and administrative	7,077	5,385

Total operating expenses	43,035	31,669

Loss from operations	(3,477)	(2,882)
Other income (expense), net	196	(10)

Loss before provision for income taxes	(3,281)	(2,892)
Provision (benefit) for income taxes	166	(638)

Net Loss	(3,447)	(2,254)

Net loss per share available to common stockholders:
Basic	$(0.12)	$(0.32)

Diluted	$(0.12)	$(0.32)

Weighted average common shares used in computation of net loss per share available to common stockholders:
Basic	28,461	6,968
Diluted	28,461	6,968

The following earnings per share information is presented as if all preferred shares were converted into common stock as of the beginning of the period presented.
Net loss per share, as if converted:
Basic	$(0.12)	$(0.10)

Diluted	$(0.12)	$(0.10)

Weighted average common shares used in computation of net income (loss) per share, as if converted:
Basic	28,461	23,680
Diluted	28,461	23,680

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Net loss	$(3,447)	$(2,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,479	1,234
Stock-based compensation, net	1,778	1,085
Provision for doubtful accounts	90	35
Provision for deferred income taxes	—	(702)
Accrual of interest on deferred payment obligations	—	136
Changes in operating assets and liabilities:

Accounts receivable	(287)	(21)
Prepaid expenses and other current assets	(29)	308
Other assets	86	86
Accounts payable and accrued expenses	730	388
Deferred revenue and other liabilities	2,629	2,234

Net cash provided by operating activities	4,029	2,529

Cash flow from investing activities:
Additions to property, equipment and software	(3,933)	(1,682)
Purchase of DealOn, net of acquired cash	(5,793)	—
Purchase of SMB:LIVE, net of acquired cash	—	(2,753)
Purchase of restricted certificates of deposit	(57)	—
Purchase of short-term investments	(4)	(15)

Net cash used in investing activities	(9,787)	(4,450)

Cash flow from financing activities:
Proceeds from exercise of stock options	1,946	147
Deferred offering costs	—	(899)

Net cash provided by (used in) financing activities	1,946	(752)

Effect of exchange rate changes on cash	315	80

Net change in cash and cash equivalents	(3,497)	(2,593)
Cash and cash equivalents—beginning of period	79,906	35,379

Cash and cash equivalents—end of period	$76,409	$32,786

Supplemental disclosure of other cash flow information:
Cash paid for (refund of) income taxes	$6	$(38)

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$650	$199

Accrued offering costs	$—	$2,604

Accrued purchases of fixed assets	$353	$95

Deferred payment obligations	$1,849	$137

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and December 31, 2010

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in the United States, Canada, Australia, the United Kingdom, India and Germany. The Company’s mission is to help small- and medium-sized businesses (SMBs) acquire, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising (ReachDisplay™) and remarketing, online marketing analytics (TotalTrack®), and an out-of-the-box assisted chat service (TotalLiveChat™), each targeted to the SMB market. The Company delivers these solutions to SMBs through a combination of its proprietary RL Platform and its direct, internally-trained, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, which the Company refers to as its Direct Local Channel. In addition, the Company sells to national brands with operations in multiple local markets and select third-party agencies and resellers through its National Brands, Agencies, and Resellers channel. On February 8, 2011, the Company acquired DealOn, LLC (“DealOn”), a deal commerce company that operates in the United States.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The condensed consolidated balance sheet as of December 31, 2010, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2011, the Company’s results of operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to the three months ended March 31, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

Software Development Costs

The Company capitalizes costs to develop software when management has determined that the development efforts will result in new or additional functionality or new products. Costs capitalized as internal use software are amortized on a straight-line basis over the estimated three year useful life. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and are recorded along with amortization of capitalized software development costs as product and technology expenses within the accompanying consolidated statements of operations.

Goodwill

At March 31, 2011 and December 31, 2010, the Company had $41,766,000 and $34,118,000 of goodwill, respectively, attributable to business acquisitions completed from 2009 through 2011.

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

The Company also has a small number of resellers. Resellers integrate the Company’s services, including ReachSearch, ReachDisplay, ReachCast, remarketing and TotalTrack, into their product offerings. In each case, the resellers integrate with the Company’s RL Platform through a custom Application Programming Interface (API). Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay the Company in arrears, net of commissions and other adjustments. Management recognizes revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as management believes that the reseller has retained sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

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

During the first quarter of 2011, the Company began selling discounted deals to consumers on behalf of its SMB clients through the Company’s DealOn platform. The Company earns a commission for acting as an agent in these transactions, which are recorded on a net basis and are included in revenue upon completion of the sale of the deal to the consumer. The liability for redemption and potential income for breakage remain with the SMB client; therefore, the Company does not record redemption or breakage of the deals. The Company applies a sales allowance for potential consumer refunds.

Stock-Based Compensation

The Company accounts for stock-based compensation based on fair value. The Company follows the attribution method, which reduces current stock-based compensation expenses recorded by the effect of anticipated forfeitures. Management estimates forfeitures based upon its historical experience, which has resulted in a small expected forfeiture rate.

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

Net Loss Per Share

Basic net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share available to common stockholders is computed by dividing the net loss for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method and convertible preferred stock under the if-converted method, where such conversions are dilutive.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2011	2010
Convertible preferred stock	—	16,712
Restricted stock subject to repurchase	146	98
SMB:LIVE acquisition—deferred stock consideration	312	149
Stock options and warrant	3,806	612

	4,264	17,571

Unaudited Pro Forma Net Loss Per Share

Pro forma basic and diluted net loss per share has been computed to give effect to the conversion of the Company’s preferred stock (using the “if converted” method) into common stock as though the conversion had occurred at the beginning of the period (in thousands, except per share data). There were no shares of preferred stock authorized or outstanding as of March 31, 2011.

Three Months Ended March 31, 2010
Net loss	$(2,254)

Basic shares:
Weighted average number of common shares outstanding	6,968
Add conversion of preferred stock	16,712

23,680

Diluted shares:
Weighted average number of common shares outstanding	6,968
Add conversion of preferred stock	16,712

Weighted average shares used to compute diluted net loss per share available to common shareholders	23,680

Net loss per share:
Basic	$(0.10)

Diluted	$(0.10)

Recently Issued Accounting Standards

ASC Topic 350-10-65-2, Intangibles- Goodwill and Other – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, specifies that an entity must assess whether it is more likely than not that a goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that a goodwill impairment exists, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss. This pronouncement is effective for the Company as of January 1, 2011. The adoption of this accounting update did not have a material impact on the condensed consolidated financial statements.

ASC Topic 805-10-65-2, Business Combinations - Disclosure of Supplementary Pro Forma Information for Business Combinations, specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current period had occurred as of the beginning of the comparable prior reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective for business combinations for which the acquisition date is on or after January 1, 2011. The adoption of this accounting update did not have a material impact on the condensed consolidated financial statements.

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

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Balance at March 31, 2011	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$76,409	$76,409	$—	$—
Certificates of deposit	$9,079	$9,079	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$79,906	$79,906	$—	$—
Certificates of deposit	$9,009	$9,009	$—	$—

4. Acquisitions

Intangible Assets Acquired in Prior Periods

As of March 31, 2011, intangible assets from the acquisitions of ReachLocal Australia Pty Ltd. (“ReachLocal Australia”) and SMB:LIVE Corporation (“SMB:Live”) included customer relationships of $1,110,000 (net of accumulated of amortization of $1,190,000) and developed technology of $1,469,000 (net of accumulated amortization of $831,000). Intangible assets are amortized on a straight-line basis over the estimated useful life of three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the succeeding three years is as follows (in thousands):

Year Ended December 31,
2011 (9 months)	$1,150
2012	1,302
2013	127

Total	$2,579

For the three months ended March 31, 2011 and 2010, amortization expense related to the ReachLocal Australia and SMB:LIVE intangibles was $384,000 and $256,000, respectively.

Acquisition of DealOn

On February 8, 2011, the Company entered into an agreement to acquire all of the outstanding member interests of DealOn for consideration of up to approximately $9,566,000 in cash and stock. DealOn is a deal commerce company that operates in the United States and provides the Company with a turnkey platform to strategically enter the local deals space.

On the closing date, the Company paid $5,793,000 in cash and issued 82,878 shares of its common stock, valued at $1,895,000 based on fair value of the Company’s stock on the acquisition date. The balance of the purchase price of $1,955,000 (the “DealOn Deferred Consideration”), is payable in cash of $1,468,000 and in 21,297 shares of the Company’s common stock, and is subject to adjustment under the terms of the acquisition agreement. The following table summarizes the DealOn Deferred Consideration milestone payments, subject to adjustment under the acquisition agreement (in thousands):

	Deferred Cash Consideration	Deferred Stock Consideration	Total
February 2012	$734	$243	$977
August 2012	367	122	489
February 2013	367	122	489

Total Deferred Consideration	$1,468	$487	$1,955

For purposes of determining the Company’s acquisition consideration, management discounted the DealOn Deferred Consideration to its present value, or $1,878,000. The Company recorded acquired assets and liabilities at their respective fair values. The following table summarizes the fair value of assets and liabilities acquired (in thousands):

Assets acquired:
Accounts receivable	$41
Property and equipment	3
Other current assets	15
Intangible assets	2,080
Goodwill	7,648

Total assets acquired	9,787
Liabilities assumed:
Accounts payable and accrued expenses	221

Total fair value of assets and liabilities acquired	$9,566

The intangible assets acquired consist of DealOn’s relationships, technology and trademarks, which are being amortized over one to three years, their respective estimated useful lives using the straight line method. At March 31, 2011, the remaining amortization of intangibles is as follows (in thousands):

Year Ended December 31,
2011 (9 months)	731
2012	598
2013	553
2014	59

Total	$1,941

For the three months ended March 31, 2011, amortization expense related to the acquired intangibles was $139,000.

In connection with the acquisition, the Company incurred approximately $414,000 in costs that are reflected in general and administrative expense in the accompanying condensed consolidated financial statements for the three months ended March 31, 2011. The results of DealOn’s operations for the period post-acquisition were not significant for the period ended March 31, 2011.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Capitalized software development costs	$19,585	$17,125
Accumulated amortization	(7,546)	(6,322)

Capitalized software development costs, net	$12,039	$10,803

The Company recorded amortization expense of $1,224,000 and $476,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, $1,027,000 of capitalized software development costs are related to projects still in process.

6. Commitments and Contingencies

Deferred Payment Obligations

On February 22, 2011, the Company made a deferred payment required under the SMB:LIVE acquisition agreement in the amount of $165,000 and issued 90,062 shares of its common stock. The payment reflected an adjustment for working capital as contemplated by the SMB:LIVE acquisition agreement. The remaining deferred payment obligations under the SMB:LIVE acquisition agreement are based on achieving certain milestones tied to employee retention objectives and include $827,000 of deferred cash consideration and 274,630 shares of the Company’s common stock.

As part of the acquisition of DealOn, the Company will pay up to approximately $1,468,000 in cash and 21,297 shares of its common stock, subject to adjustment under the terms of the acquisition agreement (see Note 4).

Litigation

From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. The Company believes that there is no litigation pending that is likely to have a material adverse effect on its results of operations and financial condition.

On March 1, 2010, a class action lawsuit was filed by two of the Company’s former employees in California Superior Court in Los Angeles, California. The complaint alleged wage and hour violations in a Fair Labor Standards Act collective action and a California class action. On November 17, 2010, the Company executed a memorandum of understanding to settle the class action for $800,000, which includes legal costs resulting in a charge of $832,000. On or about February 2, 2011, a second class action lawsuit was filed by former employees alleging substantially similar wage and hour violations. Accordingly, this lawsuit will be consolidated with the prior class action and it is not expected to disrupt the prior settlement or result in material additional costs.

DealOn, a company we acquired in February 2011, has been sued in two patent infringement matters and has also received a letter claiming that its technology infringes other third-party patents. Each of the cases is at an early stage and the Company has not yet determined the amount of liability, if any, that may result from the lawsuits. At this time, however, the Company does not believe that these litigations will have a material adverse effect on the company.

7. Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight line basis over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested options activity (number of shares in thousands):

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	6,235	9.88	3,247	7.58	2,988	12.45
Granted	965	22.08	2	20.98	963	22.08
Options vesting	—	—	294	11.14	(294)	11.14
Exercised	(486)	3.92	(486)	3.92	—	—
Forfeited	(106)	13.12	(25)	12.97	(81)	13.17

Outstanding at March 31, 2011	6,608	$12.05	3,032	$8.45	3,576	$15.17

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three months ended March 31, 2011. There were no options granted during the three months ended March 31, 2010.

Three Months ended March 31, 2011
Expected dividend yield	0%
Risk-free interest rate	2.30%
Expected life (in years)	4.75
Expected volatility	58.5%

The weighted average remaining contractual life of all options outstanding as of March 31, 2011 was 5.47 years. The remaining contractual life for options vested and exercisable at March 31, 2011 was 4.92 years. Furthermore, the aggregate intrinsic value of all options outstanding as of March 31, 2011 was $54,559,000, and the aggregate intrinsic value of options vested and exercisable at March 31, 2011 was $35,682,000, in each case based on the fair value of the Company’s common stock on March 31, 2011. The per share weighted average grant date fair value of unvested options as of March 31, 2011 was $6.85. The per share weighted average grant date fair value of options vested during the three months ended March 31, 2011 was $3.83. The per share weighted average grant date fair value of options forfeited during the three months ended March 31, 2011 was $6.07. The total fair value of options vested during the three months ended March 31, 2011was $1,127,000. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2011 was $8,355,000.

Restricted Stock

The following table summarizes the activity of restricted stock agreements (in thousands):

	Restricted Stock	Vested	Unvested
Outstanding at December 31, 2010	2,662	2,535	127
Issuance of restricted stock units	44	—	44
Vested	—	6	(6)

Outstanding at March 31, 2011	2,706	2,541	165

Stock-based compensation expense

In conjunction with the Company’s stock option plan, restricted shares and reserved shares issuable in connection with SMB:LIVE, the Company records stock-based compensation expense net of capitalized stock-based compensation in association with software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock-based compensation	$2,328	$1,284
Less: Capitalized stock-based compensation	550	199

Stock-based compensation expense, net	$1,778	$1,085

Stock-based compensation, net of capitalization, is included in the accompanying consolidated statements of operations, in the following caption (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock compensation, net of capitalization
Cost of revenue	$51	$91
Selling and marketing	378	181
Product and technology	258	264
General and administrative	1,091	549

	$1,778	$1,085

As of March 31, 2011, there was $24,542,000 of unrecognized stock-based compensation related to restricted stock, outstanding stock options, and SMB:LIVE deferred stock consideration, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.6 years. Future stock-based compensation for these awards may differ in the event actual forfeitures deviate from management’s estimates.

8. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimates the effective annual tax rate and applies this rate to the year-to-date pre-tax book income to determine the interim provision for income taxes. For the three months ended March 31, 2011, the income tax provision amounted to $166,000 and relates to federal, state, local and foreign income taxes. The income tax benefit for the three months ended March 31, 2010 was primarily attributable to the acquisition of SMB:LIVE, in which we recorded a one-time discrete deferred tax benefit of $701,000.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. All of the Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. In August of 2010, the Internal Revenue Service initiated an examination of the Company’s U.S. consolidated 2008 income tax return that was finalized in March 2011 with no proposed adjustments.

9. Segment Information

Revenue by geographic region with respect to the Direct Local channel and national brands is based on the physical location of the sales office, and with respect to agencies and resellers, is based on the physical location of the agency or reseller. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
North America	$66,852	$53,868
International	17,206	9,758

	$84,058	$63,626

	March 31, 2011	March 31, 2010
Long lived assets (excluding patents and other intangibles):
North America	$7,349	$5,816
International	2,188	970

	$9,537	$6,786

10. Subsequent Events

On April 25, 2011, the Company entered into a Google Inc. AdWords Reseller Addendum with Google Inc., and on May 9, 2011, ReachLocal Netherlands B.V. and Google Ireland Limited entered into a Google AdWords Reseller Agreement. Together, the agreements provide that the Company is an authorized reseller of Google’s AdWords product in the designated territories and provide the Company with certain performance bonuses if certain advertiser targets, including certain share of retail requirements, are met. The agreements have a three-year term, subject to broad mutual termination rights as are customary in Google reseller contracts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, ReachLocal, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “ReachLocal.”

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2010 Annual Report on Form 10-K.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our 2010 Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We use our RL Platform to create advertising campaigns for SMBs to target potential customers in their geographic area, optimize those campaigns in real time and track tangible results. Through a single Internet advertising budget, we enable our clients to reach local customers across all the major search engines and leading general interest and vertically focused online publishers. In 2010, we expanded the RL Platform to include ReachCast, our full-service Web presence and social media solution. We added local deals, ReachDeals, to our suite of products available to our SMB clients in 2011. Based in or near the cities in which our clients operate, our IMCs establish a direct consultative relationship with our clients and, empowered by the RL Platform, work with the clients to achieve their marketing objectives.

We generate revenue by providing online advertising solutions for our clients through our search engine marketing product, ReachSearch, our display advertising product, ReachDisplay, and our remarketing product. We sell our ReachSearch, ReachDisplay and remarketing products based on a package pricing model in which our clients commit to a fixed fee that includes the media; the optimization, reporting and tracking technologies of the RL Platform; and the personnel dedicated to support and manage their campaigns. We also generate revenue from digital marketing solutions for our clients that do not include the purchase of third-party media through our campaign performance tracking product, TotalTrack, through our assisted chat product, TotalLiveChat, through ReachCast and through ReachDeals. Generally our products are sold to our clients in a single budget to simplify the purchasing process.

We offer our products and services through two primary channels. Our IMCs sell our products and services directly to SMBs, which we refer to as our Direct Local channel. We also sell our products and services through third-party agencies and resellers, and to national or regional businesses with multiple locations, such as franchisors, which we refer to as national brands. Because the sale to agencies, resellers and national brands involves negotiations with businesses that generally represent an aggregated group of SMB advertisers, we group them together as our National Brands, Agencies and Resellers channel.

Starting in late 2010, we extended our product vision to include consumer web sites with a local market focus. In November 2010, Bizzy, a personalized local business recommendation engine for consumers, launched in beta. Based on consumer inputs, Bizzy derives a set of recommendations for local businesses from people who have evidenced similar interests.

In February 2011, we acquired DealOn. With DealOn, we acquired a deal commerce company that operates in the United States, in addition to a product suite including the DealOn.com destination site, a white-label and co-branded deals platform allowing online publishers to offer deals to their customers, and the recently launched OfferEx deal exchange which enables other deal sites and publishers to supply and/or resell deals through an exchange. DealOn provides the underlying product and infrastructure to support our new ReachDeals product. Deals are generally sourced by dedicated deal specialists.

Business Model and Operating Metrics

Our Direct Local channel represents the majority of our revenue. As a percentage of revenue, Direct Local revenue has increased to 77% for the three months ended March 31, 2011, from 74% during the three months ended March 31, 2010. Growth in Direct Local revenue is primarily driven by the growth in the number of IMCs and increases in IMC productivity.

Number of IMCs

Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth. Typically, each month we hire 40-60 IMCs, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen. In particular, our growth is driven by the increase in the number of Upperclassmen, who are significantly more productive than our Underclassmen. As such, we believe that our ability to grow our business is highly dependent on our ability to grow the number of our Upperclassmen. Beyond our hiring practices, which determine the number of IMCs to be hired as well as the rate at which we hire them, the increase in the number of Upperclassmen depends primarily on the productivity of Underclassmen, as the majority of Underclassmen attrition has been involuntary and is based on performance relative to a standard level of revenue growth and other performance metrics determined by us. We do not expect all Underclassmen to become Upperclassmen, and our investment decisions anticipate the cost of attrition.

As of March 31, 2011, we had 303 Upperclassmen and 435 Underclassman, for a total of 738 IMCs, as compared to 227 Upperclassmen and 342 Underclassman, for a total of 569 IMCs as of March 31, 2010.

Underclassmen Expense

Underclassmen do not, in the aggregate, make a positive contribution to operating income. Our largest operating expenses include the hiring, training and retention of Underclassmen in support of our goal of developing more Upperclassmen.

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

Underclassmen Expense was $10.4 million during the three months ended March 31, 2011, as compared to $7.8 million during the three months ended March 31, 2010. The increase in Underclassmen Expense was primarily attributable to increased hiring of Underclassmen as compared to the prior period, including our recent expansion into Germany.

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

As of March 31, 2011, we had 17,400 Active Advertisers and 24,300 Active Campaigns, as compared to 15,700 Active Advertisers and 19,700 Active Campaigns as of March 31, 2010. Active Advertisers and Active Campaigns increased over the period due to an increase in the number of IMCs selling our products and an increase in the number of products available for our IMCs to sell.

Recent Transactions

On February 8, 2011, we acquired all of the outstanding member interests of DealOn, for consideration of up to approximately $9.6 million in cash and stock. On the closing date, we paid $5.8 million in cash and issued 82,878 shares of our common stock. The balance of the purchase price, $1.5 million in cash and 21,297 in shares of our common stock, is payable, subject to adjustment under the terms of the acquisition agreement, in three installments, with 50% payable in February 2012, 25% payable in August 2012, and 25% payable in February 2013.

On April 25, 2011, we entered into a Google Inc. AdWords Reseller Addendum with Google Inc., and on May 9, 2011, ReachLocal Netherlands B.V. and Google Ireland Limited entered into a Google AdWords Reseller Agreement. Together, the agreements provide that we are an authorized reseller of Google’s AdWords product in the designated territories and provide us with certain performance bonuses if certain advertiser targets, including certain share of retail requirements, are met. The agreements have a three-year term, subject to broad mutual termination rights as are customary in Google reseller contracts.

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

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in a manner similar to Direct Local clients or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.5 million of related accounts receivables at March 31, 2011.

With the acquisition of DealOn, we now offer our SMB clients the ability to offer consumers discounted deals which we promote through our DealOn subscriber list, our publisher network and our deal exchange, all through the DealOn platform. We earn a commission for acting as an agent in these transactions which are recorded on a net basis and are included in revenue upon completion of the sale of the deal to the consumer. The liability for redemption and potential income for breakage remain with the SMB client; therefore, we do not record redemption or breakage of the deals. We record a sales allowance for potential consumer refunds.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

There have been no material changes to our critical accounting policies. For further information on our critical and other significant accounting policies, see our 2010 Annual Report on Form 10-K.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue recognition

•	Software development costs

•	Income taxes

•	Goodwill and intangible assets

•	Stock-based compensation

We granted stock options with the following exercise prices during the three months ended March 31, 2011:

Grant Dates	Number of Shares Underlying Options	Exercise Price Per Share	Estimated Fair Value Per Underlying Share as of Grant Date	Intrinsic Value Per Share at Date of Grant
February 2011	964,650	$20.98 -$22.46	$20.98 -$22.46	$—

The following table summarizes the assumptions relating to our stock options granted during the three months ended March 31, 2011:

Expected dividend yield	0%
Risk free interest rate	2.30%
Expected life, in years	4.75
Expected volatility	58.5%

Using the Black-Scholes option pricing model, we recorded non-cash stock-based compensation expenses related to employee stock options granted of approximately $1.6 million during the three months ended March 31, 2011, which includes $0.7 million of SMB:LIVE deferred stock compensation during such period. At March 31, 2011, we had unrecorded compensation costs of $22.2 million related to unvested stock options and deferred stock consideration. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

During the three months ended March 31, 2011, we also issued 44,000 restricted stock units. During the three months ended March 31, 2011, we recorded non-cash stock-based compensation expense of approximately $0.2 million related to restricted stock units, respectively. At March 31, 2011, we had $2.3 million of unrecognized compensation expense related to unvested restricted stock units. Changes in assumptions could impact the amount of restricted stock compensation expense.

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

Goodwill and Intangible Assets

At March 31, 2011, we had $41.8 million of goodwill, which resulted from the acquisition of the portion of ReachLocal Australia that we did not previously own and the acquisitions of SMB:LIVE and DealOn. In addition, in accounting for these acquisitions, we recorded other intangible assets related to pre-existing client relationships and purchased technology. We report finite-lived, acquisition-related intangible assets at fair value, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of one to three years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined.

We evaluate our goodwill for impairment using a two-step process that is performed at least annually, or whenever events or circumstances indicate that goodwill may be impaired. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. We have reporting units representing the various domestic and international markets in which we currently operate. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment is recognized for the difference.

We evaluate our intangible assets for impairment whenever events or circumstances indicate an impairment may exist. The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we make assumptions regarding estimated future cash flows, discount rates and other factors. No impairment of goodwill or intangible assets was recorded during the three months ended March 31, 2011.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Revenue	$84,058	$63,626
Cost of revenue (1)	44,500	34,839
Operating expenses:
Selling and marketing (1)	32,419	23,940
Product and technology (1)	3,539	2,344
General and administrative (1)	7,077	5,385

Total operating expenses	43,035	31,669

Loss from operations	(3,477)	(2,882)
Other income (expense), net	196	(10)

Loss before provision for income taxes	(3,281)	(2,892)
Provision (benefit) for income taxes	166	(638)

Net Loss	$(3,447)	$(2,254)

Loss per share available to common stockholders:
Basic	$(0.12)	$(0.32)

Diluted	$(0.12)	$(0.32)

Weighted average common shares used in computation of net loss per share available to common stockholders:
Basic	28,461	6,968
Diluted	28,461	6,968

The following earnings per share information is presented as if all preferred shares were converted into common stock as of the beginning of the period presented.
Pro-forma net loss per share, as if converted:
Basic	$(0.12)	$(0.10)

Diluted	$(0.12)	$(0.10)

Pro-forma weighted average common shares used in computation of net loss per share, as if converted:
Basic	28,461	23,680
Diluted	28,461	23,680

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in above line items (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock-based compensation:
Cost of revenue	$51	$91
Selling and marketing	378	181
Product and technology	258	264
General and administrative	1,091	549

	$1,778	$1,085
Depreciation and amortization:
Cost of revenue	$156	$72
Selling and marketing	330	245
Product and technology	1,695	670
General and administrative	298	247

	$2,479	$1,234

Revenue

	Three Months Ended March 31,
(in thousands)	2011	2010	2011-2010 % Change
Direct Local	$64,515	$47,249	36.5%
National Brands, Agencies and Resellers	19,543	16,377	19.3

Total revenue	$84,058	$63,626	32.1%

At period end:
Number of IMCs:
Upperclassmen	303	227	33.5%
Underclassmen	435	342	27.2

Total	738	569	29.7%

Active Advertisers (1)	17,400	15,700	10.8%
Active Campaigns (2)	24,300	19,700	23.4%

(1)	Active Advertisers is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel. We calculate Active Advertisers by adjusting the number of Active Campaigns to combine clients with more than one Active Campaign as a single Active Advertiser. Clients with more than one location are generally reflected as multiple Active Advertisers. Because this number includes clients served through the National Brands, Agencies and Resellers channel, Active Advertisers includes entities with which we do not have a direct client relationship. Numbers are rounded to the nearest hundred.
(2)	Active Campaigns is a number we calculate to approximate the number of individual products or services we are managing under contract for Active Advertisers. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client, we consider that two Active Campaigns. Similarly, if a client purchased ReachSearch campaigns for two different products or purposes, we consider that two Active Campaigns. Numbers are rounded to the nearest hundred.

Direct Local revenue increased $17.3 million, or 36.5%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in our Direct Local Revenue was largely attributable to incremental revenue from our new Upperclassmen, that is, IMCs who were Underclassmen at March 31, 2010 but became Upperclassmen by March 31, 2011, as well as the incremental revenue contributed by our existing Upperclassmen, that is, IMCs who were already Upperclassmen at March 31, 2010. In addition, revenues increased due to increased contributions of our Underclassmen.

National Brands, Agencies and Resellers revenue increased $3.2 million, or 19.3%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to a $2.6 million increase in revenue from our National Brands clients. The increase in National Brands client revenue was primarily due to the growth in the number of National Brands clients, both domestically and internationally, and to a lesser extent increased revenues from National Brands clients which were already clients in 2010.

Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2011	2010	2011-2010 % Change
Cost of revenue	$44,500	$34,839	27.7%

As as percentage of revenue:	52.9%	54.8%

The decrease in our cost of revenue as a percentage of revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, was primarily due to improved media buying efficiencies, changes in product and service mix, including ReachCast and ReachDisplay, and an increase in the contribution from our international operations. These improvements were partially offset by a decrease in publisher and vendor rebates, including from Google, as a percent of revenue, from 1.9% in the first quarter of 2010 to 1.1% in the first quarter of 2011, and by the incremental cost increases associated with the expansion of our service and campaign performance group in late 2010.

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

Operating Expenses

Over the past several years, we have significantly increased the scale of our operations. We intend to continue to increase our operating scale by increasing our sales force, product offerings and the infrastructure to support them. In managing our business to increase scale, particularly in international markets, we are intentionally incurring expenses to support our long-term growth plans, acknowledging that these investments may put pressure on near term periodic operating results and increase our operating expenses as a percentage of revenue.

Selling and Marketing

	Three Months Ended March 31,
(in thousands)	2011	2010	2011-2010 % Change
Salaries, benefits and other costs	$22,948	$16,530	38.8%
Commission expense	9,471	7,410	27.8

Total selling and marketing	$32,419	$23,940	35.4%

Underclassmen Expense included above, excluding commissions (1)	$10,396	$7,806	33.2%
As a percentage of revenue:
Salaries, benefits and other costs	27.3%	26.0%
Commission expense	11.3%	11.6%

Total selling and marketing	38.6%	37.6%

(1)	See “Non-GAAP Financial Measures” for our definition of Underclassmen Expense.

The increase in absolute dollars of salaries, benefits and other costs in selling and marketing expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, was due to costs associated with the expansion, both domestically and internationally, of our sales force of IMCs and the related recruiting, training, and facilities costs. As a percentage of revenue, salaries, benefits and other costs increased primarily due to costs associated with the launch of our German sales operations in 2011, the inclusion of DealOn after its acquisition in February 2011, and a full quarter of SMB: LIVE, which was acquired in the middle of the first quarter of 2010.

The increase in commission expense in absolute dollars for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, was due to increases in our revenue in our sales channels. As a percentage of revenue, commission expense decreased due to a higher percentage of Direct Local Channel revenue, for which we pay lower commission rates. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

The increase in Underclassmen Expense for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to increased IMC hiring, including in Germany. As we continue to invest in additional Underclassmen and retain additional Upperclassmen, selling and marketing expenses will continue to increase in absolute dollars.

Product and Technology

	Year Ended March 31,
(in thousands)	2011	2010	2011-2010 % Change
Product and technology	$3,539	$2,344	51.0%
Capitalized software development costs from product and technology resources	2,386	1,559	53.0

Total product and technology costs expensed and capitalized	$5,925	$3,903	51.8%

As a percentage of revenue:
Product and technology	4.2%	3.7%
Capitalized software development costs from product and technology resources	2.8%	2.5%

Total product and technology costs expensed and capitalized	7.0%	6.1%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily attributable to $0.7 million increase of amortization expense of previously capitalized software development costs, $0.4 million of incremental salary, amortization of acquired intangibles and other costs associated with ReachCast, the inclusion of DealOn for which no comparative amounts existed during the prior year period, and ongoing development of Bizzy and the RL Platform.

The increase in the amount of software development costs capitalized both in absolute dollars and as a percentage of revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was a result of investment in the development of ReachCast, which commenced in the first quarter of 2010 with the acquisition of SMB:LIVE, and the continuing development of Bizzy.

We expect the amount of product and technology costs expensed and capitalized to increase in absolute dollars in the future due to the continued expansion of our product development efforts, including the ongoing development and roll-out of the technology acquired in our acquisitions and the increased costs associated with supporting a broader product offering. The amount of such costs capitalized will vary from period to period depending upon the status of our product development efforts.

General and Administrative

	Three Months Ended March 31,
(in thousands)	2011	2010	2011-2010 % Change
General and administrative	$7,077	$5,385	31.4%

As a percentage of revenue:	8.4%	8.5%

As a percentage of revenue, general and administrative expenses were generally consistent period over period. The increase in general and administrative expenses in absolute dollars for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to increased costs needed to support the growth of the business, including $0.7 million in employee compensation, including stock-based compensation expense, facilities and other costs. In addition, during the three month period ended March 31, 2011, we incurred $0.5 million of incremental legal and professional fees, insurance and other costs as attendant with being a public company and $0.5 million of incremental costs associated with the launch of our German sales operations and our acquisition activity.

We expect general and administrative expenses to increase in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from continued growth and the compliance requirements associated with being a public company.

Other Income (Expense), Net

Other income increased in absolute dollars by approximately $0.2 million, to income of $0.2 million, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The change was attributable to an increase in interest income during the current period.

Provision (Benefit) for Income Taxes

The income tax provision of $0.2 million for the three months ended March 31, 2011 relates to federal, state, local and foreign income taxes. The income tax benefit of $0.6 million for the three months ended March 31, 2010 was primarily attributable to the acquisition of SMB:LIVE, in which we recorded a one-time discrete deferred tax benefit of $0.7 million.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three months ended March 31, 2011 and 2010 our Adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Non-GAAP Financial Measures (unaudited):
Adjusted EBITDA (1)	1,194	(228)
Underclassmen Expense (2)	10,396	7,806

(1)	Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, stock-based compensation, the effects of accounting for business combinations (including in the case of the acquisitions of SMB:Live and DealOn, the amortization of acquired intangibles and the deferred cash consideration) and amounts included in other non-operating income or expense.
(2)	Underclassmen Expense. We define Underclassmen Expense as our investment in Underclassmen, which is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions), training and sales organization expenses including depreciation allocated based on relative headcount and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximated investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by the company, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.

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

The following table presents a reconciliation of Adjusted EBITDA to our loss from operations for each of the periods indicated:

	Three Months Ended March 31,
(in thousands)	2011	2010
Loss from operations	$(3,477)	$(2,882)
Add:
Depreciation and amortization	2,479	1,234
Stock-based compensation, net	1,778	1,085
Acquisition and integration costs	414	335

Adjusted EBITDA	$1,194	$(228)

(2)	Underclassmen Expense is a number we calculate to approximate our investment in Underclassmen and is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions), training and sales organization expenses including depreciation allocated based on relative headcount and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximated investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by the company, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.

Liquidity and Capital Resources

	Three Months Ended March 31,
Consolidated Statements of Cash Flow Data: (in thousands)	2011	2010
Net cash provided by operating activities	$4,029	$2,529
Net cash used in investing activities	(9,787)	(4,450)
Net cash provided by (used in) financing activities	1,946	(752)
Capital Expenditures (1)	4,286	1,777

(1)	Represents purchases of property and equipment and the amount of software development costs capitalized, on an aggregate basis.

At March 31, 2011, we had cash and cash equivalents of $76.4 million and short-term investments of $8.2 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

At March 31, 2011, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At March 31, 2011, we had $0.9 million in restricted certificates of deposit to secure letters of credit issued to landlords and as security for certain other operating activities.

Although we expect that cash flow from operations, existing cash balances and proceeds from our initial public offering will be sufficient to continue funding our expansion activities, these investments, including investments in developing new products and services for our clients, could require us to seek additional equity or debt financing, and that financing may not be available on terms favorable to us or at all. In addition, we intend to continue to increase our investment in Underclassmen and in the development of new products and services for our clients could require significant capital and entail non-capitalized expenses that could diminish our income from operations.

Operating Activities

Our cash flow from operating activities during the three months ended March 31, 2011 resulted primarily from changes in our operating assets and liabilities and non-cash operating expenses. Our net loss of $3.4 million was offset by increases in deferred revenue and rent of $2.6 million and accounts payable and accrued expenses of $0.7 million, both due to the growth of our business. Cash flow from operating activities also resulted from non-cash depreciation and amortization of $2.5 million and non-cash stock-based compensation of $1.8 million.

Our cash flow from operating activities during the three months ended March 31, 2010 resulted primarily from changes in our operating assets and liabilities and non-cash operating expenses. Our net loss of $2.3 million was offset by increases in deferred revenue and rent of $2.2 million and accounts payable and accrued expenses of $0.4 million, both due to the growth of our business. Cash flow from operating activities also resulted from non-cash depreciation and amortization of $1.2 million and non-cash stock-based compensation of $1.1 million.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. Our purchases of property and equipment and capitalized software may vary from period to period due to the timing of the expansion of our operations and our software development efforts. During the three months ended March 31, 2011, we invested $5.8 million, net of cash acquired, in the purchase of DealOn. The terms of the purchase agreement require us to make additional payments in 2012 and 2013 of up to $1.5 million. During the three months ended March 31, 2010, we acquired SMB:LIVE and invested $2.8 million, net of cash acquired. We expect to continue to use capital for acquisitions, purchases of property and equipment and development of software.

Financing Activities

During the three months ended March 31, 2011, we received $1.9 million in proceeds from exercise of stock options. During the three months ended March 31, 2010, we paid $0.9 million of deferred offering costs associated with our initial public offering.

Off-Balance Sheet Arrangements

At March 31, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

In February 2011, we acquired DealOn. The consideration we paid includes a deferred payment obligation of up to approximately $1.5 million in cash and 21,297 shares of our common stock subject to adjustment under the terms of the acquisition agreement.

Recently Issued Accounting Standards

For information about recently issued accounting standards, refer to Note 2 to our Condensed Consolidated Financial Statements.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the Indian Rupee, and the Euro. An unfavorable change in these exchange rates relative to the dollar would result in an unfavorable impact on revenue and operating income. For the three months ended March 31, 2011, an unfavorable 10 percent change in exchange rates would result in a decrease in revenue of $2.0 million and a increase in our operating loss for the period of less than $0.1 million. We currently do not hedge or otherwise manage our currency exposure given the immaturity and lesser predictability of our international operations. As our international operations grow and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no litigation pending that is likely to have a material adverse effect on our results of operations and financial condition.

On March 1, 2010, a class action lawsuit was filed by two of our former employees in California Superior Court in Los Angeles, California. The complaint alleged wage and hour violations in a Fair Labor Standards Act collective action and a California class action. On November 17, 2010, we executed a memorandum of understanding to settle the class action for $0.8 million. On or about February 2, 2011, a second class action lawsuit was filed by former employees alleging substantially similar wage and hour violations. Accordingly, this lawsuit will be consolidated with the prior class action and it is not expected to disrupt the prior settlement or result in material additional costs.

DealOn has been sued in two patent infringement matters and has also received a letter claiming that its technology infringes other third-party patents. Each of the cases is at an early stage and we have not yet determined the amount of liability, if any, that may result from the lawsuits. At this time, however, we do not believe that these litigations will have a material adverse effect on the company..

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit

10.1*#	Google Inc. AdWords Reseller Addendum, dated April 25, 2011, between ReachLocal, Inc. and Google Inc.

10.2*#	Google AdWords Reseller Agreement, dated May 9, 2011, between ReachLocal Netherlands B.V. and Google Ireland Limited

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.
#	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Zorik Gordon
Name:	Zorik Gordon
Title:	President and Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: May 16, 2011

EXHIBIT INDEX

Exhibit No	Description of Exhibit

10.1*#	Google Inc. AdWords Reseller Addendum, dated April 25, 2011, between ReachLocal, Inc. and Google Inc.

10.2*#	Google AdWords Reseller Agreement, dated May 9, 2011, between ReachLocal Netherlands B.V. and Google Ireland Limited

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.
#	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.