Form 10-Q/A
period 2011-03-31
ReachLocal Inc
filed 2011-07-07
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed as an amendment (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed by ReachLocal, Inc. (the “Company”) with the U.S. Securities and Exchange Commission on May 16, 2011 (the “10-Q”). The sole purpose of this Amendment No. 1 is to amend and restate the certifications filed as Exhibits 31.1 and 31.2 to conform to Item 601(b)(31) of Regulation S-K.

Other than the exhibits described above, no item of, or disclosure appearing in, the 10-Q is affected by this filing. This Amendment No. 1 is presented as of the filing date of the 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way.

PART II

OTHER INFORMATION

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit

10.1#	Google Inc. AdWords Reseller Addendum, dated April 25, 2011, between ReachLocal, Inc. and Google Inc. (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011)

10.2#	Google AdWords Reseller Agreement, dated May 9, 2011, between ReachLocal Netherlands B.V. and Google Ireland Limited (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011)

*	Filed herewith.
#	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Zorik Gordon
Name:	Zorik Gordon
Title:	President and Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: July 6, 2011

EXHIBIT INDEX

Exhibit No	Description of Exhibit

10.1#	Google Inc. AdWords Reseller Addendum, dated April 25, 2011, between ReachLocal, Inc. and Google Inc. (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011)

10.2#	Google AdWords Reseller Agreement, dated May 9, 2011, between ReachLocal Netherlands B.V. and Google Ireland Limited (filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 16, 2011)

*	Filed herewith.
#	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

5