Form 10-Q
period 2011-06-30
ReachLocal Inc
filed 2011-08-04
CIK 1297336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 1, 2011
Common Stock, $0.00001 par value	29,234,422

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

REACHLOCAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$85,423	$79,906
Short-term investments	8,212	8,208
Accounts receivable, net of allowance for doubtful accounts of $342 and $373 at June 30, 2011 and December 31, 2010, respectively	3,105	3,295
Prepaid expenses and other current assets	1,915	2,376
Total current assets	98,655	93,785
Property and equipment, net	8,163	6,710
Capitalized software development costs, net	13,110	10,803
Restricted certificates of deposit	1,035	801
Intangible assets, net	3,894	2,963
Other assets	1,260	1,400
Goodwill	41,766	34,118
Total assets	$167,883	$150,580

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$28,714	$27,471
Accrued expenses	17,153	14,234
Deferred payment obligations	1,579	530
Deferred revenue and other current liabilities	28,169	24,656
Total current liabilities	75,615	66,891
Deferred rent and deferred payment obligations	2,724	1,673
Total liabilities	78,339	68,564
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 29,222 and 28,165 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Receivable from stockholder	(87)	(87)
Additional paid-in capital	109,943	98,140
Accumulated deficit	(20,440)	(16,044)
Accumulated other comprehensive income	128	7
Total stockholders’ equity	89,544	82,016
Total liabilities and stockholders’ equity	$167,883	$150,580

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$92,752	$70,362	$176,810	$133,988
Cost of revenue	46,598	38,447	91,098	73,286
Operating expenses:
Selling and marketing	34,716	26,341	67,135	50,281
Product and technology	4,005	2,522	7,544	4,866
General and administrative	8,572	5,618	15,649	11,003
Total operating expenses	47,293	34,481	90,328	66,150
Loss from operations	(1,139)	(2,566)	(4,616)	(5,448)
Other income, net	221	265	417	255
Loss before provision for income taxes	(918)	(2,301)	(4,199)	(5,193)
Provision (benefit) for income taxes	31	93	197	(545)
Net loss	(949)	(2,394)	(4,396)	(4,648)
Net loss per share, basic and diluted	$(0.03)	$(0.09)	$(0.15)	$(0.59)
Weighted average common shares used in computation of net loss per share, basic and diluted	29,043	25,621	28,752	7,939
The following earnings per share information is presented as if all preferred shares were converted into common stock as of the beginning of the period presented
Net loss per share, as if converted:
Basic and diluted	$(0.03)	$(0.09)	$(0.15)	$(0.19)
Weighted average common shares used in computation of net loss per share, as if converted:
Basic and diluted	29,043	25,621	28,752	24,651

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(4,396)	$(4,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,305	2,681
Stock-based compensation, net	4,047	2,485
Provision for doubtful accounts	111	46
Provision for deferred income taxes	—	(702)
Accrual of interest on deferred payment obligations	15	(55)
Changes in operating assets and liabilities:
Accounts receivable	189	(573)
Prepaid expenses and other current assets	240	(492)
Other assets	153	(69)
Accounts payable and accrued expenses	3,662	5,985
Deferred revenue and deferred payment obligations	3,538	4,827
Net cash provided by operating activities	12,864	9,485
Cash flow from investing activities:
Additions to property, equipment and software	(6,812)	(4,166)
Purchase of DealOn, net of acquired cash	(5,793)	—
Purchase of SMB:LIVE, net of acquired cash	—	(2,753)
Payment of deferred obligations	(165)	(5,853)
Purchase of restricted certificates of deposit	(57)	—
Purchase of short-term investments	(85)	(24)
Net cash used in investing activities	(12,912)	(12,796)
Cash flow from financing activities:
Proceeds from exercise of stock options	4,909	171
Proceeds from initial public offering	—	47,648
Deferred offering costs	—	(3,816)
Net cash provided by financing activities	4,909	44,003
Effect of exchange rate changes on cash	656	(292)
Net change in cash and cash equivalents	5,517	40,400
Cash and cash equivalents—beginning of period	79,906	35,379
Cash and cash equivalents—end of period	$85,423	$75,779
Supplemental disclosure of other cash flow information:
Cash paid for interest	$—	$72
Cash paid for income taxes	$141	$15
Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$1,099	$1,023
Accrued offering costs	$—	$690
Deferred payment obligations	$1,878	$223

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and December 31, 2010

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in the United States, Canada, Australia, the United Kingdom, India, and Germany. The Company’s mission is to help small- and medium-sized businesses (SMBs) acquire, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising (ReachDisplay™) and remarketing, deal commerce (ReachDeals™) , online marketing analytics (TotalTrack®), and an out-of-the-box assisted chat service (TotalLiveChat™), each targeted to the SMB market. The Company delivers this suite of services to SMBs through a combination of its proprietary technology platform and its direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third party agencies and resellers.  Bizzy™, a personalized local business recommendation engine, is a wholly owned subsidiary of the Company. The Company is headquartered in Woodland Hills, CA.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2011, the Company’s results of operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to the three and six months ended June 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

Software Development Costs

The Company capitalizes costs to develop software when management has determined that the development efforts will result in new or additional functionality or new products. Costs capitalized as internal use software are amortized on a straight-line basis over the estimated three-year useful life. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and are recorded along with amortization of capitalized software development costs as product and technology expenses within the accompanying condensed consolidated statements of operations.

 Goodwill

At June 30, 2011 and December 31, 2010, the Company had $41,766,000 and $34,118,000 of goodwill, respectively, attributable to business acquisitions completed from 2009 through 2011.

Management evaluates goodwill for impairment using a two-step process that is performed at least annually, or whenever events or circumstances indicate that goodwill may be impaired. The first step is a comparison of the estimated fair value of an internal reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment is recognized for the difference. Management performs an annual impairment test of goodwill as of the first day of each fiscal fourth quarter (October 1).

Revenue Recognition

The Company recognizes revenue for its services when all of the following criteria are satisfied:

•	persuasive evidence of an arrangement exists;
•	services have been performed;
•	the selling price is fixed or determinable; and
•	collectability is reasonably assured.

The Company recognizes revenue as the cost for the third-party media is incurred, which is upon delivery of the advertising on behalf of its clients. The Company recognizes revenue for its ReachSearch product as clicks are recorded on sponsored links on the various search engines and for its ReachDisplay product when the display advertisements record impressions or as otherwise provided in its agreement with the applicable publisher. The Company recognizes revenue for its ReachCast product on a straight-line basis over the applicable service period for each campaign. The Company recognizes revenue when it charges set-up, management service or other fees on a straight-line basis over the term of the related campaign contract or the completion of any obligation for services, if shorter. When the Company receives advance payments from clients, management records these amounts as deferred revenue until the revenue is recognized. When the Company extends credit, management records a receivable when the revenue is recognized.

When the Company sells through agencies, it either receives payment in advance of services or in some cases extends credit. The Company pays each agency an agreed-upon commission based on the revenue it earns or cash it receives. Some agency clients who have been extended credit may offset the amount otherwise due to the Company by any commissions they have earned. Management evaluates whether it is appropriate to record the gross amount of campaign revenue or the net amount earned after commissions. When the Company is primary obligor, is subject to the credit risk, and has discretion over both price and media, management recognizes the gross amount of such sales as revenue and any commissions are recognized as a selling and marketing expense.

The Company also has a small number of resellers. Resellers integrate the Company’s services, including ReachSearch, ReachDisplay, ReachCast, remarketing and TotalTrack, into their product offerings. In each case, the resellers integrate with the Company’s RL Platform through a custom application programming interface (API). Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay the Company in arrears, net of commissions and other adjustments. Management recognizes revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as management believes that the reseller retains sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

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

During the first quarter of 2011, the Company began selling discounted deals to consumers on behalf of its SMB clients through the Company’s ReachDeals platform. The Company earns a commission for acting as an agent in these transactions, which are recorded on a net basis and are included in revenue upon completion of the sale of the deal to the consumer. The liability for redemption and potential income for breakage remain with the SMB client; therefore, the Company does not record redemption or breakage of the deals. The Company applies a sales allowance for potential consumer refunds.

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

Net Loss Per Share

Basic net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share available to common stockholders is computed by dividing the net loss for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method and convertible preferred stock under the if-converted method, where such conversions would be dilutive.

The following potentially dilutive securities calculated using the treasury stock method have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive because the Company had net losses for the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Convertible preferred stock	—	—	—	16,712
Restricted stock subject to repurchase	65	87	72	87
SMB:LIVE acquisition—deferred stock consideration	94	—	120	—
Stock options and warrant	2,087	1,552	2,421	1,534
	2,246	1,639	2,613	18,333

In additional, certain stock options have been excluded from the computation of diluted net loss per share because they had an anti-dilutive impact as the deemed proceeds under the treasury stock method were in excess of the average fair market value for the period.  For the three months ended June 30, 2011 and 2010, the number of such securities was 1,283,000 and 1,167,000, respectively, and for the six months ended June 30, 2011 and 2010, the number of such securities was 1,412,000 and 0, respectively.

    Recently Issued Accounting Standards

Accounting Standards Codification (ASC) Topic 220-10, Comprehensive Income - Presentation of Comprehensive Income, specifies an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Furthermore, regardless of the presentation methodology elected, the entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASC Topic 220-10 is effective for us on January 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income, it will affect our presentation of components of comprehensive income by eliminating our practice of showing these items within our Consolidated Statements of Shareowners’ Equity.

ASC Topic 820-10, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards), clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements.  Adoption of this provision, which is effective for us as of the beginning of 2012, is not expected to have a material impact on our consolidated financial statements.

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

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Balance at June 30, 2011	Basis of Fair Value Measurement
		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$85,423	$85,423	$—	$—
Certificates of deposit	$9,247	$9,247	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$79,906	$79,906	$—	$—
Certificates of deposit	$9,009	$9,009	$—	$—

4. Acquisitions

Intangible Assets Acquired in Prior Periods

As of June 30, 2011, intangible assets from the acquisitions of ReachLocal Australia Pty Ltd. (“ReachLocal Australia”) and SMB:LIVE Corporation (“SMB:LIVE”) included customer relationships of $918,000 (net of accumulated of amortization of $1,382,000) and developed technology of $1,278,000 (net of accumulated amortization of $1,022,000). Intangible assets are amortized on a straight-line basis over the estimated useful life of three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the succeeding three years is as follows (in thousands):

Year Ended December 31,
2011 (6 months)	$767
2012	1,302
2013	127
Total	$2,196

For the three months ended June 30, 2011 and 2010, amortization expense related to the ReachLocal Australia and SMB:LIVE intangibles was $383,000 and $384,000, respectively, and for the six months ended June 30, 2011 and 2010, was $767,000 and $640,000, respectively.

Acquisition of DealOn

On February 8, 2011, the Company entered into an agreement to acquire all of the outstanding member interests of DealOn, LLC (“DealOn”) for consideration of up to approximately $9,566,000 in cash and stock. DealOn is a deal commerce company that operates in the United States and provides the Company with a turnkey platform to strategically enter the deal commerce space.

On the closing date, the Company paid $5,793,000 in cash and issued 82,878 shares of its common stock, valued at $1,895,000 based on fair value of the Company’s stock on the acquisition date. The balance of the purchase price of $1,955,000 (the “DealOn Deferred Consideration”) is payable in cash of $1,468,000 and in 21,297 shares of the Company’s common stock, and is subject to adjustment under the terms of the acquisition agreement. The following table summarizes the DealOn Deferred Consideration milestone payments, subject to adjustment under the acquisition agreement (in thousands):

	Deferred Cash Consideration	Deferred Stock Consideration	Total
February 2012	$734	$243	$977
August 2012	367	122	489
February 2013	367	122	489
Total Deferred Consideration	$1,468	$487	$1,955

For purposes of determining the Company’s acquisition consideration, management discounted the DealOn Deferred Consideration to its present value, or $1,878,000, and recorded this amount at the time of acquisition. The Company has accrued interest on the amount originally recorded, and as of June 30, 2011 has a total deferred payment obligation of $1,893,000, of which $964,000 is classified as a current liability.  The Company recorded the acquired assets and liabilities at their respective fair values. The following table summarizes the fair value of assets and liabilities acquired (in thousands):

Assets acquired:
Accounts receivable	$41
Property and equipment	3
Other current assets	15
Intangible assets	2,080
Goodwill	7,648
Total assets acquired	9,787
Liabilities assumed:
Accounts payable and accrued expenses	221
Total fair value of assets and liabilities acquired	$9,566

The intangible assets acquired consist of DealOn’s relationships, technology and trademarks, which are being amortized over one to three years, their respective estimated useful lives using the straight line method. At June 30, 2011, the remaining amortization of intangibles is as follows (in thousands):

Year Ended December 31,
2011 (6 months)	488
2012	598
2013	553
2014	59
Total	$1,698

As of June 30, 2011, intangible assets included customer relationships and developed technology of $1,698,000 (net of accumulated amortization of $382,000).  For the three and six months ended June 30, 2011, amortization expense related to the acquired intangibles was $243,000 and $382,000, respectively.

In connection with the DealOn acquisition, the Company incurred approximately $414,000 in costs that are reflected in general and administrative expense in the accompanying condensed consolidated financial statements for the six months ended June 30, 2011. The results of DealOn’s operations for the period post-acquisition were not significant for the six months ended June 30, 2011.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Capitalized software development costs	$22,077	$17,125
Accumulated amortization	(8,967)	(6,322)
Capitalized software development costs, net	$13,110	$10,803

The Company recorded amortization expense of $1,421,000 and $492,000 for the three months ended June 30, 2011 and 2010, and $2,645,000 and $968,000 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011, $1,915,000 of capitalized software development costs are related to projects still in process.

6. Commitments and Contingencies

Deferred Payment Obligations

On February 22, 2011, the Company made a deferred payment required under the SMB:LIVE acquisition agreement in the amount of $165,000 and issued 90,062 shares of its common stock. The payment reflected an adjustment for working capital as contemplated by the SMB:LIVE acquisition agreement. The remaining deferred payment obligations under the SMB:LIVE acquisition agreement are based on achieving certain milestones tied to employee retention objectives through 2012 and include $827,000 of deferred cash consideration and 274,630 shares of the Company’s common stock.

As part of the acquisition of DealOn, the Company is obligated to pay up to approximately $1,468,000 in cash and 21,297 shares of its common stock, subject to adjustment under the terms of the acquisition agreement (see Note 4).

Litigation

From time to time the Company is involved in legal proceedings arising in the ordinary course of its business. The Company believes that there is no litigation pending that is likely to have a material adverse effect on its results of operations and financial condition.

On March 1, 2010, a class action lawsuit was filed by two of the Company’s former employees in California Superior Court in Los Angeles, California. The complaint alleged wage and hour violations in a Fair Labor Standards Act collective action and a California class action. On May 6, 2011, the Court granted preliminary approval of a settlement of the class action for $800,000, which together with legal costs resulted in a charge of $832,000 recorded in fiscal 2010. On or about February 2, 2011, a second class action lawsuit was filed by former employees alleging substantially similar wage and hour violations. This lawsuit is not expected to disrupt the prior settlement or result in material additional costs.

 DealOn, which the Company acquired in February 2011, has been sued in two patent infringement matters and has also received a letter claiming that its technology infringes other third-party patents. One of the cases was dismissed without prejudice and the other case is at an early stage, and the Company has not yet determined the amount of liability, if any, that may result from the lawsuits. At this time, however, management does not believe that these matters will have a material adverse effect on the Company.

7. Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested options activity (number of shares in thousands):

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	6,235	$9.88	3,247	$7.58	2,988	$12.45

Granted	1,237	22.52	1	20.98	1,236	22.52
Vested	—	—	754	11.64	(754)	11.64
Exercised	(864)	5.64	(864)	5.64	—	—
Forfeited	(187)	12.98	(4)	10.03	(183)	13.03

Outstanding at June 30, 2011	6,421	$12.78	3,134	$9.10	3,287	$16.45

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.91%	2.04%	2.22%	2.04%
Expected life (in years)	4.75	4.75	4.75	4.75
Expected volatility	54%	57%	57%	57%

The weighted average remaining contractual life of all options outstanding as of June 30, 2011 was 5.37 years. The remaining contractual life for options vested and exercisable at June 30, 2011 was 4.81 years. Furthermore, the aggregate intrinsic value of all options outstanding as of June 30, 2011 was $53,944,000, and the aggregate intrinsic value of options vested and exercisable at June 30, 2011 was $37,648,000, in each case based on the fair value of the Company’s common stock on June 30, 2011. The per share weighted average grant date fair value of unvested options as of June 30, 2011 was $7.54. The per share weighted average grant date fair value of options vested during the six months ended June 30, 2011 was $4.48. The per share weighted average grant date fair value of options forfeited during the six months ended June 30, 2011 was $5.28. The total fair value of options vested during the six months ended June 30, 2011was $3,378,000. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2011 was $13,488,000.

Restricted Stock

The following table summarizes restricted stock unit activity (in thousands):
	Restricted Stock	Vested	Unvested
Outstanding at December 31, 2010	2,662	2,535	127
Issuance of restricted stock units	69	1	68
Cancelled	(4)	—	(4)
Vested	—	19	(19)
Outstanding at June 30, 2011	2,727	2,555	172

 Stock-Based Compensation Expense

The Company records stock-based compensation expense net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation	$2,676	$2,048	$5,004	$3,332
Less: Capitalized stock-based compensation	407	648	957	847
Stock-based compensation expense, net	$2,269	$1,400	$4,047	$2,485

Stock-based compensation, net of capitalization, is included in the accompanying condensed consolidated statements of operations, in the following caption (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense, net
Cost of revenue	$65	$70	$116	$161
Selling and marketing	382	260	760	441
Product and technology	342	259	600	523
General and administrative	1,480	811	2,571	1,360
	$2,269	$1,400	$4,047	$2,485

As of June 30, 2011, there was $25,063,000 of unrecognized stock-based compensation related to restricted stock, outstanding stock options and SMB:LIVE, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.6 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

8. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimates the effective annual tax rate and applies this rate to the year-to-date pre-tax book income or loss to determine the interim provision for income taxes. For the three and six months ended June 30, 2011, the income tax provision amounted to $31,000 and $197,000 and relates to federal, state, local and foreign income taxes. The income tax benefit for the six months ended June 30, 2010 was primarily attributable to the acquisition of SMB:LIVE, in which we recorded a one-time discrete deferred tax benefit of $702,000.

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

 9. Segment Information

Revenue by geographic region with respect to the Direct Local channel and national brands is based on the physical location of the sales office, and with respect to agencies and resellers, is based on the physical location of the agency or reseller. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
North America	$72,082	$59,240	$138,934	$113,108
International	20,670	11,122	37,876	20,880
	$92,752	$70,362	$176,810	$133,988

			June 30, 2011	December 31, 2010
Long lived assets (excluding patents and other intangibles):
North America			$7,588	$5,985
International			2,648	801
			$10,236	$6,786

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our mission is to help small- and medium-sized businesses, or SMBs, acquire, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including search engine marketing, Web presence and social media marketing, display advertising, remarketing, deal commerce and online marketing analytics, each targeted to the SMB market. We deliver these solutions to SMBs through a combination of our proprietary RL Platform and our direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers.

We use our RL Platform to create advertising campaigns for SMBs to target potential customers in their geographic area, optimize those campaigns in real time and track tangible results. Through a single Internet advertising budget, we enable our clients to reach local customers across the Internet, including through all of the major search engines and leading general interest and vertically focused online publishers. In 2010, we expanded the RL Platform to include ReachCast, our full-service Web presence and social media solution, and in 2011, we added ReachDeals, a deal-commerce platform, to our suite of products available to our SMB clients. Empowered by the RL Platform, our IMCs, which are based in or near the cities in which our clients operate, establish a direct consultative relationship with our clients and provide our solutions to achieve their marketing objectives.

We generate revenue by providing online advertising solutions for our clients through our portfolio of online marketing and reporting solutions. We sell our search engine marketing product, ReachSearch, our display advertising product, ReachDisplay, and our remarketing product based on a package pricing model in which our clients commit to a fixed fee that includes the media; the optimization, reporting and tracking technologies of the RL Platform; and the personnel dedicated to support and manage their campaigns. We also generate revenue from digital marketing solutions for our clients that do not include the purchase of third-party media, including our campaign performance tracking product, TotalTrack, our assisted chat product, TotalLiveChat, ReachCast and ReachDeals. Generally our products are sold to our clients in a single budget to simplify the purchasing process.

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

Starting in late 2010, we extended our product vision to include consumer web sites with a local market focus. In November 2010, we launched the beta version of Bizzy, a personalized local business recommendation engine for consumers. By accessing Bizzy through its website or through applications available on the iPhone and Android mobile operating systems, consumers can submit their favorite local businesses and receive recommendations from people who have evidenced similar interests for places to eat, shop or be entertained.

Business Model and Operating Metrics

Our Direct Local channel represents the majority of our revenue. As a percentage of revenue, Direct Local revenue has increased to 77% for the six months ended June 30, 2011, from 74% during the six months ended June 30, 2010. Growth in Direct Local revenue is primarily driven by the growth in the number of IMCs and increases in IMC productivity.

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

As of June 30, 2011, we had 330 Upperclassmen and 439 Underclassman, for a total of 769 IMCs, as compared to 246 Upperclassmen and 395 Underclassman, for a total of 641 IMCs, as of June 30, 2010.

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

Underclassmen Expense was $21.1 million during the six months ended June 30, 2011, as compared to $16.5 million during the six months ended June 30, 2010. The increase in Underclassmen Expense was primarily attributable to increased hiring of Underclassmen as compared to the prior period, including hiring for our recent expansion into Germany.

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

 As of June 30, 2011, we had approximately 18,700 Active Advertisers and 26,300 Active Campaigns, as compared to approximately 16,700 Active Advertisers and 21,400 Active Campaigns as of June 30, 2010. Active Advertisers and Active Campaigns increased over the period due to an increase in the number of IMCs and an increase in the number of products available for our IMCs to sell.

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

On April 25, 2011, we entered into a Google Inc. AdWords Reseller Addendum with Google Inc., and on May 9, 2011, ReachLocal Netherlands B.V. and Google Ireland Limited entered into a Google AdWords Reseller Agreement. Together, the agreements provide that we are an authorized reseller of Google’s AdWords product in the designated territories and provide us with performance bonuses if advertiser targets and certain share of retail requirements are met. The agreements have a three-year term, subject to broad mutual termination rights as are customary in Google reseller contracts.

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

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in a manner similar to Direct Local clients or are extended credit privileges with payment generally due in 30 to 60 days. There was $3.1 million of related accounts receivable at June 30, 2011.

With the acquisition of DealOn, we now offer our SMB clients the ability to offer consumers discounted deals which we promote through our DealOn subscriber list, our publisher network and our deal exchange, all through the ReachDeals platform. We earn a commission for acting as an agent in these transactions which are recorded on a net basis and are included in revenue upon completion of the sale of the deal to the consumer. The liability for redemption and potential income for breakage remain with the SMB client; therefore, we do not record redemption or breakage of the deals. We record a sales allowance for potential consumer refunds.

Cost of Revenue

Cost of revenue consists primarily of costs of online media acquired from third-party publishers. From time to time, publishers offer the Company performance bonuses or rebates based upon various factors and operating rules, including the amount of media purchased. Cost of revenue also includes third-party telephone and information services costs, data center and third-party hosting costs, credit card processing fees, third-party content and other direct costs.

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

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, human resources and corporate communications, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums and other expenses, including occupancy, technology and other direct overhead, certain costs of being a public company and other corporate expenses.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue recognition
•	Software development costs
•	Income taxes
•	Goodwill and intangible assets
•	Stock-based compensation

We granted stock options with the following exercise prices during the six months ended June 30, 2011:

Grant Dates	Number of Shares Underlying Options	Exercise Price Per Share	Estimated Fair Value Per Underlying Share as of Grant Date	Intrinsic Value Per Share at Date of Grant
February 2011	244,650	$20.98	$20.98	$—
February 2011	700,000	$22.46	$20.98	$—
April 2011	236,100	$25.51	$25.51	$—
June 2011	56,045	$17.32	$17.32	$—

The following table summarizes the valuation assumptions, on a weighted-average basis, relating to our stock options granted during the six months ended June 30, 2011:

Expected dividend yield	0%
Risk free interest rate	2.22%
Expected life, in years	4.75%
Expected volatility	57%

Using the Black-Scholes option pricing model, we recorded non-cash stock-based compensation expenses related to employee stock option grants of approximately $3.6 million during the six months ended June 30, 2011, which includes $0.5 million of SMB:LIVE deferred stock compensation during such period. At June 30, 2011, we had unrecorded compensation costs of $22.4 million related to unvested stock options and deferred stock consideration. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

During the six months ended June 30, 2011, we also issued 68,559 restricted stock units and recorded non-cash stock-based compensation expense of approximately $0.4 million related to restricted stock units. At June 30, 2011, we had $2.7 million of unrecognized compensation expense related to unvested restricted stock units. Changes in assumptions could impact the amount of restricted stock compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

Software Development Costs

We capitalize our costs to develop internal-use software when management has determined the development efforts will result in new or additional functionality or results in new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred. We track our costs by project and by each release and objectively determine which projects resulted in additional functionality or new products for which we can improve our offerings and market presence. Our developers, engineers and quality assurance staff currently estimate their time spent on various projects on a weekly basis so we may determine the approximate amount of costs that should be capitalized. Our senior management team reviews these estimates to determine the appropriate level of capitalization. We monitor our existing capitalized software and reduce its carrying value as the result of releases that render previous features or functions obsolete or otherwise reduce the value of previously capitalized costs. We capitalized $2.5 million and $2.3 million of software development costs during the three months ended June 30, 2011 and 2010, respectively.  We capitalized $4.9 million and $3.9 million of software development costs during the six months ended June 30, 2011 and 2010, respectively.

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

Goodwill and Intangible Assets

At June 30, 2011, we had $41.8 million of goodwill, which resulted from the acquisition of the portion of ReachLocal Australia that we did not previously own and the acquisitions of SMB:LIVE and DealOn. In addition, in accounting for these acquisitions, we recorded other intangible assets related to pre-existing client relationships and purchased technology. We report finite-lived, acquisition-related intangible assets at fair value, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of one to three years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined.

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

We evaluate our intangible assets for impairment whenever events or circumstances indicate an impairment may exist. The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we make assumptions regarding estimated future cash flows, discount rates and other factors. No impairment of goodwill or intangible assets was recorded during the six months ended June 30, 2011.

 Results of Operations

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Revenue	$92,752	$70,362	$176,810	$133,988
Cost of revenue (1)	46,598	38,447	91,098	73,286
Operating expenses:
Selling and marketing (1)	34,716	26,341	67,135	50,281
Product and technology (1)	4,005	2,522	7,544	4,866
General and administrative (1)	8,572	5,618	15,649	11,003
Total operating expenses	47,293	34,481	90,328	66,150
Loss from operations	(1,139)	(2,566)	(4,616)	(5,448)
Other income (expense), net	221	265	417	255
Loss before provision for income taxes	(918)	(2,301)	(4,199)	(5,193)
Provision (benefit) for income taxes	31	93	197	(545)
Net loss	(949)	(2,394)	(4,396)	(4,648)
Net loss per share, basic and diluted	$(0.03)	$(0.09)	$(0.15)	$(0.59)
Weighted average common shares used in computation of net loss per share, basic and diluted	29,043	25,621	28,752	7,939
The following earnings per share information is presented as if all preferred shares were converted into common stock as of the beginning of the period presented
Net loss per share, as if converted:
Basic and diluted	$(0.03)	$(0.09)	$(0.15)	$(0.19)
Weighted average common shares used in computation of net income (loss) per share, as if converted:
Basic and diluted	29,043	25,621	28,752	24,651

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation:
Cost of revenue	$65	$70	$116	$161
Selling and marketing	382	260	760	441
Product and technology	342	259	600	523
General and administrative	1,480	811	2,571	1,360
	$2,269	$1,400	$4,047	$2,485

Depreciation and amortization:
Cost of revenue	$201	$98	$357	$170
Selling and marketing	347	249	677	494
Product and technology	1,964	838	3,659	1,508
General and administrative	314	262	612	509
	$2,826	$1,447	$5,305	$2,681

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	2011-2010 % Change	2011	2010	2011-2010 % Change
(in thousands)
Direct Local	$71,839	$52,323	37.3%	$136,354	$99,571	36.9%
National Brands, Agencies and Resellers	20,913	18,039	15.9	40,456	34,417	17.5
Total revenue	$92,752	$70,362	31.8%	$176,810	$133,988	32.0%

At period end:
Number of IMCs:
Upperclassmen				330	246	34.1%
Underclassmen				439	395	11.1%
Total				769	641	20.0%
Active Advertisers (1)				18,700	16,700	12.0%
Active Campaigns (2)				26,300	21,400	22.9%

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

Direct Local revenue increased $19.5 million, or 37.3%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and $36.8 million, or 36.9%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in our Direct Local Revenue was largely attributable to incremental revenue from new Upperclassmen, that is, IMCs who were Underclassmen at June 30, 2010 but became Upperclassmen by June 30, 2011, revenue generated by new Underclassmen, and increased productivity of our existing Upperclassmen, that is, IMCs who were already Upperclassmen at June 30, 2010.

National Brands, Agencies and Resellers revenue increased $2.9 million, or 15.9%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and $6.0 million, or 17.5%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The increase was primarily due to a $3.0 million and $5.6 million increase in revenue from our National Brands clients during the three months and six months ended June 30, 2011, respectively, which we attribute to our continued increased focus on the National Brands portion of this channel.  The increase in National Brands revenue during the three months ended June 30, 2011 was slightly offset by a decrease of $0.1 million in Agencies and Resellers during the period, while Agencies and Resellers contributed $0.4 million of increased revenues during the six month period ended June 30, 2011.

 Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	2011-2010 % Change	2011	2010	2011-2010 % Change
(in thousands)
Cost of revenue	$46,598	$38,447	21.2%	$91,098	$73,286	24.3%
As a percentage of revenue:	50.2%	54.6%		51.5%	54.7%

The decrease in our cost of revenue as a percentage of revenue for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, was primarily due to changes in product and service mix, including increased sales of ReachCast and ReachDisplay, improved media buying efficiencies related to our core products introduced in late 2010, and increases in publisher and vendor rebates and performance bonuses. Publisher rebates as a percentage of revenue increased to 3.0% of revenue in the three months ended June 30, 2011 from 2.0% for the same period a year ago, and to 2.1% of revenue in the six months ended June 30, 2011 from 2.0% for the same period in 2010, due to more favorable rebate terms, primarily from Google.

Our cost of revenue as a percentage of revenue will be affected in the future by the mix and relative amount of media we purchase to fulfill service requirements, the availability and amount of publisher rebates, the mix of products and services we offer, our media buying efficiency and the increased costs of support and delivery.

Operating Expenses

Over the past several years, we have significantly increased the scope of our operations. We intend to continue to increase our sales force, product offerings and the infrastructure to support them. In growing our business, particularly in international markets, we are incurring expenses to support our long-term growth plans, acknowledging that these investments may put pressure on near-term periodic operating results and increase our operating expenses as a percentage of revenue.

Selling and Marketing

	Three Months Ended June 30,		2011-2010 % Change	Six Months Ended June 30,		2011-2010 % Change
	2011	2010		2011	2010

(in thousands)
Salaries, benefits and other costs	$24,449	$17,976	36.0%	$47,397	$34,506	37.4%
Commission expense	10,267	8,365	22.7	19,738	15,775	25.1
Total selling and marketing	$34,716	$26,341	31.8%	$67,135	$50,281	33.5%
Underclassmen Expense included above, excluding commissions (1)	$10,728	$8,679	23.6%	$21,124	$16,485	28.1%

As a percentage of revenue:
Salaries, benefits and other costs	26.4%	25.5%		26.8%	25.8%
Commission expense	11.1%	11.9%		11.2%	11.8%
Total selling and marketing	37.4%	37.4%		38.0%	37.5%

(1)	See “Non-GAAP Financial Measures” for our definition of Underclassmen Expense.

The increase in absolute dollars of salaries, benefits and other costs in selling and marketing expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, was due primarily to costs associated with the expansion, both domestically and internationally, of our sales force of IMCs and the related recruiting, training, and facilities costs. As a percentage of revenue, salaries, benefits and other costs increased primarily due to costs associated with the inclusion of DealOn and the expansion of its operations, and the launch of our German sales operations in 2011.

 The increase in absolute dollars of salaries, benefits and other costs in selling and marketing expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, was due to costs associated with the expansion, both domestically and internationally, of our sales force of IMCs and the related recruiting, training, and facilities costs. As a percentage of revenue, salaries, benefits and other costs increased primarily due to costs associated with the launch of our German sales operations in 2011 and the inclusion of DealOn and the expansion of its operations.

The increase in commission expense in absolute dollars for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, was due to increased sales. As a percentage of revenue, commission expense decreased due to a higher percentage of Direct Local revenue, for which we pay lower commission rates. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

The increase in Underclassmen Expense for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, was primarily due to increased IMC hiring, including in Germany. As we continue to invest in additional Underclassmen and retain additional Upperclassmen, selling and marketing expenses will continue to increase in absolute dollars.

Product and Technology

	Three Months Ended June 30,		2011-2010	Six Months Ended June 30,		2011-2010
	2011	2010	% Change	2011	2010	% Change
(in thousands)
Product and technology expenses	$4,005	$2,522	58.8%	$7,544	$4,866	55.0%
Capitalized software development costs from product and technology resources	2,492	2,315	7.6%	4,879	3,874	25.9%
Total product and technology expenses and capitalized costs	$6,497	$4,837	34.3%	$12,423	$8,740	42.1%

As a percentage of revenue:
Product and technology costs costs	4.3%	3.6%		4.3%	3.6%
Capitalized software development costs from product and technology resources	2.7%	3.3%		2.8%	2.9%
Total product and technology costs expensed and capitalized	7.0%	6.9%		7.0%	6.5%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, was primarily attributable to $0.9 million of increased amortization expense related to previously capitalized software development costs and $0.6 million of incremental salary, amortization of acquired intangibles and other costs associated with DealOn, for which no corresponding amounts existed during the prior-year period, ReachCast, and ongoing development of the RL Platform. The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, was primarily attributable to $1.7 million of increased amortization expense related to previously capitalized software development costs and $1.0 million of incremental salary, amortization of acquired intangibles and other costs associated with DealOn, for which no corresponding amounts existed during the prior year period, ReachCast, and ongoing development of the RL Platform.

The increase in the amount of capitalized software development costs in absolute dollars for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was a result of investment in the continuing development of the ReachLocal Platform, Bizzy, and DealOn, offset by reduced capitalization of ReachCast software development costs following its launch in the fourth quarter of 2010.  The increase in the amount of capitalized software development costs in absolute dollars for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was a result of investment in the development of ReachCast, which commenced in the first quarter of 2010 with the acquisition of SMB:LIVE, the ReachLocal Platform, Bizzy, and DealOn. The decrease in the amount of capitalized software development costs as a percentage of revenue for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, was due to capitalized software development costs growing at a slower rate than revenue as we released significant projects such as ReachCast.

We expect the amount of product and technology costs expensed and capitalized to continue to increase in absolute dollars due to the continued expansion of our product development efforts, including the ongoing development and roll-out of the technology acquired in our acquisitions and the increased costs associated with supporting a broader product offering. The amount of such costs capitalized will vary from period to period depending upon the status of our product development efforts.

General and Administrative
	Three Months Ended June 30,		2011-2010 % Change	Six Months Ended June 30,		2011-2010 % Change
	2011	2010		2011	2010
(in thousands)
General and administrative	$8,572	$5,618	52.6%	$15,649	$11,003	42.2%
As a percentage of revenue:	9.2%	8.0%		8.9%	8.2%

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, was primarily due, to $0.9 million of tax, consulting, and legal professional fees, including costs to support our international expansion and to comply with the Sarbanes-Oxley Act of 2002,  $0.7 million of employee-related costs to support the growth of the business and the requirements associated with being a public company for the entire quarter, $0.7 million of stock-based compensation expense, and $0.4 million of facilities and business license and tax costs supporting the growth of the business.

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, was primarily due to $1.5 million of tax, consulting and legal professional fees, including costs to support international expansion, comply with the Sarbanes-Oxley Act of 2002, and support acquisition activity, $1.2 million of stock-based compensation expense, $0.8 million of employee-related costs to support the growth of the business and the requirements associated with being a public company, and $0.5 million of facilities and business license and tax costs supporting the growth of the business.

We expect general and administrative expenses to increase in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from continued growth and the compliance requirements associated with being a public company.

Other Income (Expense), Net

Other income increased in absolute dollars by approximately $0.2 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The change was attributable to an increase in interest income during the current period resulting from higher invested balances.

Provision (Benefit) for Income Taxes

The income tax provision of $0.2 million for the six months ended June 30, 2011 relates to federal, state, local and foreign income taxes. The income tax benefit of $0.5 million for the six months ended June 30, 2010 was primarily attributable to the acquisition of SMB:LIVE, in which we recorded a one-time discrete deferred tax benefit of $0.7 million, partially offset by state income taxes of $0.2 million.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three and six months ended June 30, 2011 and 2010 our Adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)
Adjusted EBITDA (1)	$4,062	$455	$5,256	$227
Underclassmen Expense (2)	$10,728	$8,679	$21,124	$16,485

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

The following table presents a reconciliation of Adjusted EBITDA to our loss from operations for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)
Loss from operations	$(1,139)	$(2,566)	$(4,616)	$(5,448)
Add:
Depreciation and amortization	2,826	1,447	5,305	2,681
Stock-based compensation, net	2,269	1,400	4,047	2,485
Acquisition and integration costs	106	174	520	509
Adjusted EBITDA	$4,062	$455	$5,256	$227

 Liquidity and Capital Resources

	Six Months Ended June 30,
Consolidated Statements of Cash Flow Data: (in thousands)	2011	2010
Net cash provided by operating activities	$12,864	$9,485
Net cash used in investing activities	(12,912)	(12,796)
Net cash provided by financing activities	4,909	44,003
Capital Expenditures (1)	6,941	4,549

(1)	Represents purchases of property and equipment and the amount of software development costs capitalized, on an aggregate basis.

At June 30, 2011, we had cash and cash equivalents of $85.4 million and short-term investments of $8.2 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

At June 30, 2011, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At June 30, 2011, we had $1.0 million in restricted certificates of deposit to secure letters of credit issued to landlords and as security for certain other operating activities.

Although we expect that cash flow from operations, existing cash balances and proceeds from our initial public offering will be sufficient to continue funding our expansion activities, these investments, including investments in developing new products and services for our clients, could require us to seek additional equity or debt financing, and that financing may not be available on terms favorable to us or at all. In addition, we intend to continue to increase our investment in Underclassmen and in the development of new products and services for our clients, which could require significant capital and entail non-capitalized expenses that could diminish our income from operations.

Operating Activities

Our cash flow from operating activities during the six months ended June 30, 2011 resulted primarily from changes in our operating assets and liabilities and non-cash operating expenses. Our net loss of $4.4 million was offset by increases in accounts payable and accrued expenses of $3.7 million and increases in deferred revenue and deferred payment obligations of $3.5 million, both due to the growth of our business.  Cash flow from operating activities also resulted from non-cash depreciation and amortization of $5.3 million, and non-cash stock-based compensation of $4.0 million.

Our cash flow from operating activities during the six months ended June 30, 2010 resulted primarily from changes in our operating assets and liabilities and non-cash operating expenses. Our net loss of $4.6 million was offset by increases in accounts payable and accrued expenses of $6.0 million and increases in deferred revenue and deferred payment obligations of $4.8 million, both due to the growth in our business.  Cash flow from operating activities also resulted from non-cash depreciation and amortization of $2.7 million, and non-cash stock-based compensation of $2.5 million.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. Our purchases of property and equipment and capitalized software costs may vary from period to period due to the timing of the expansion of our operations and our software development efforts. During the six months ended June 30, 2011, we invested $5.8 million, net of cash acquired, in the purchase of DealOn. The terms of the purchase agreement require us to make additional payments in 2012 and 2013 of up to $2.0 million. During the six months ended June 30, 2010, we acquired SMB:LIVE and invested $2.8 million, net of cash acquired. We expect to continue to use capital for acquisitions, purchases of property and equipment and development of software.

Financing Activities

During the six months ended June 30, 2011, we received $4.9 million in proceeds from exercise of stock options. In May 2010, we received $42.1 million in proceeds, after deducting underwriting discounts and commissions and estimated offering costs payable by us, from the sale of shares of common stock in connection with our initial public offering.

 Off-Balance Sheet Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the Indian Rupee, and the Euro. An unfavorable change in these exchange rates relative to the dollar would result in an unfavorable impact on revenue and operating income. For the three months ended June 30, 2011, an unfavorable 10 percent change in exchange rates would result in a decrease in revenue of $2.3 million and a increase in our operating loss for the period of less than $0.2 million. We currently do not hedge or otherwise manage our currency exposure given the immaturity and lesser predictability of our international operations. As our international operations grow and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

 Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no litigation pending that is likely to have a material adverse effect on our results of operations and financial condition.

On March 1, 2010, a class action lawsuit was filed by two of our former employees in California Superior Court in Los Angeles, California. The complaint alleged wage and hour violations in a Fair Labor Standards Act collective action and a California class action. On May 6, 2011, the Court granted preliminary approval of a settlement of the class action for $800,000, which together with legal costs resulted in a charge of $832,000 recorded in fiscal 2010. On or about February 2, 2011, a second class action lawsuit was filed by former employees alleging substantially similar wage and hour violations. This lawsuit is not expected to disrupt the prior settlement or result in material additional costs.

DealOn, a company we acquired in February 2011, has been sued in two patent infringement matters and has also received a letter claiming that its technology infringes other third-party patents. One of the cases was dismissed without prejudice and the other case is at an early stage, and we have not yet determined the amount of liability, if any, that may result from the lawsuits. At this time, however, management does not believe that these matters will have a material adverse effect on us.

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit

10.1*	Form of Non-Employee Director Stock Option Agreement

10.2*	Form of Australian Restricted Stock Unit Award Agreement

10.3*	Form of Canadian Restricted Stock Unit Award Agreement

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Zorik Gordon
Name:	Zorik Gordon
Title:	President and Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: August 3, 2011

EXHIBIT INDEX

Exhibit No	Description of Exhibit

10.1*	Form of Non-Employee Director Stock Option Agreement

10.2*	Form of Australian Restricted Stock Unit Award Agreement

10.3*	Form of Canadian Restricted Stock Unit Award Agreement

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Furnished herewith.