Form 10-Q
period 2011-09-30
ReachLocal Inc
filed 2011-11-07
CIK 1297336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 3, 2011
Common Stock, $0.00001 par value	29,392,406

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

REACHLOCAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$93,593	$79,906
Short-term investments	627	8,208
Accounts receivable, net of allowance for doubtful accounts of $376 and $373 at September 30, 2011 and December 31, 2010, respectively	4,052	3,295
Prepaid expenses and other current assets	2,097	2,372
Assets of discontinued operations, net	—	2,026
Total current assets	100,369	95,807

Property and equipment, net	8,854	6,531
Capitalized software development costs, net	11,139	8,829
Restricted certificates of deposit	964	801
Intangible assets, net	2,503	2,963
Other assets	1,159	1,339
Goodwill	41,766	34,118
Total assets	$166,754	$150,388

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$28,307	$27,471
Accrued expenses	17,649	14,042
Deferred payment obligations	1,939	530
Deferred revenue and other current liabilities	28,630	24,656
Total current liabilities	76,525	66,699

Deferred rent and deferred payment obligations	2,461	1,673
Total liabilities	78,986	68,372

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 29,394 and 28,165 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Receivable from stockholder	(87)	(87)
Additional paid-in capital	113,209	98,140
Accumulated deficit	(25,041)	(16,044)
Accumulated other comprehensive income (loss)	(313)	7
Total stockholders’ equity	87,768	82,016
Total liabilities and stockholders’ equity	$166,754	$150,388

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$98,629	$77,121	$275,439	$211,109
Cost of revenue	50,265	42,172	141,363	115,458
Operating expenses:
Selling and marketing	36,769	28,343	103,457	78,046
Product and technology	4,257	2,623	10,800	7,034
General and administrative	8,821	5,970	24,470	16,940
Total operating expenses	49,847	36,936	138,727	102,020
Loss from continuing operations	(1,483)	(1,987)	(4,651)	(6,369)
Other income, net	280	155	697	410

Loss from continuing operations before provision (benefit) for income taxes	(1,203)	(1,832)	(3,954)	(5,959)
Provision (benefit) for income taxes	126	83	323	(462)
Loss from continuing operations, net of income taxes	(1,329)	(1,915)	(4,277)	(5,497)
Loss from discontinued operations, net of income taxes	(3,272)	(956)	(4,720)	(2,022)
Net loss	$(4,601)	$(2,871)	$(8,997)	$(7,519)

Net loss per share from continuing operations, basic and diluted	$(0.05)	$(0.07)	$(0.15)	$(0.32)
Net loss per share from discontinued operations, basic and diluted	(0.11)	(0.03)	(0.16)	(0.12)
Net loss per share, basic and diluted	$(0.16)	$(0.10)	$(0.31)	$(0.44)

Weighted average common shares used in computation of net loss per share, basic and diluted	29,302	27,848	28,936	17,157

The following earnings per share information is presented as if all preferred shares were converted into common stock as of the beginning of the period presented
Net loss per share, as if converted:
Net loss per share from continuing operations, basic and diluted	$(0.05)	$(0.07)	$(0.15)	$(0.21)
Net loss per share from discontinued operations, basic and diluted	(0.11)	(0.03)	(0.16)	(0.08)
Net loss per share, basic and diluted	$(0.16)	$(0.10)	$(0.31)	$(0.29)

Weighted average common shares used in computation of net loss per share, as if converted:
Basic and diluted	29,302	27,848	28,936	25,728

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities:
Net loss from continuing operations	$(4,277)	$(5,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,635	4,354
Stock-based compensation, net	6,316	3,966
Provision for doubtful accounts	180	234
Impairment of intangible assets	764	—
Provision for deferred income taxes	—	(702)
Accrual of interest on deferred payment obligations	25	(102)
Changes in operating assets and liabilities:
Accounts receivable	(903)	(318)
Prepaid expenses and other current assets	273	(673)
Other assets	163	(368)
Accounts payable and accrued expenses	4,734	(50)
Deferred revenue and deferred payment obligations	4,984	7,008
Net cash provided by operating activities, continuing operations	19,894	7,852
Net cash used for operating activities, discontinued operations	(1,307)	(1,683)
Net cash provided by operating activities	18,587	6,169

Cash flow from investing activities:
Additions to property, equipment and software	(9,547)	(5,899)
Purchase of DealOn, net of acquired cash	(5,793)	—
Purchase of SMB:LIVE, net of acquired cash	—	(2,759)
Payment of deferred obligations	(417)	(5,853)
Proceeds from maturity of certificates of deposits	7,666	—
Purchase of restricted certificates of deposit	(195)	371
Purchase of short-term investments	(85)	(136)
Net cash used in investing activities, continuing operations	(8,371)	(14,276)
Net cash used in investing activities, discontinued operations	(1,244)	(1,033)

Net cash used in investing activities	(9,615)	(15,309)
Cash flow from financing activities:
Proceeds from exercise of stock options	5,515	428
Proceeds from initial public offering	—	47,648
Deferred offering costs	—	(4,620)
Net cash provided by financing activities	5,515	43,456
Effect of exchange rate changes on cash	(800)	460
Net change in cash and cash equivalents	13,687	34,776
Cash and cash equivalents—beginning of period	79,906	35,379
Cash and cash equivalents—end of period	$93,593	$70,155
Supplemental disclosure of other cash flow information:
Cash paid for interest	$—	$184
Cash paid for income taxes	$150	$114

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$1,237	$1,777
Deferred payment obligations	$1,878	$639

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in the United States, Canada, Australia, the United Kingdom, India, the Netherlands and Germany. The Company’s mission is to help small- and medium-sized businesses (“SMBs”) acquire, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising (ReachDisplay™) and remarketing, deal commerce (ReachDeals™) , online marketing analytics (TotalTrack®), and an out-of-the-box assisted chat service (TotalLiveChat™), each targeted to the SMB market. The Company delivers this suite of services to SMBs through a combination of its proprietary technology platform and its direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third party agencies and resellers.  The Company has discontinued and is winding down the operations of Bizzy, which is a wholly owned subsidiary of the Company. The Company is headquartered in Woodland Hills, CA.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2011, the Company’s results of operations for the three and nine months ended September 30, 2011 and 2010, and the Company’s cash flows for the nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. All references to the three and nine months ended September 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

Discontinued Operations

As a result of the winding down of the operations of Bizzy, the Company has reclassified and presented all related historical financial information as “discontinued operations” in the accompanying Consolidated Balances Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, all Bizzy related activities have been excluded from footnote disclosures unless specifically referenced. Refer to Note 10 “Subsequent Events” for additional information.

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

Goodwill

The Company’s goodwill is attributable to business acquisitions completed from 2009 through 2011. Management evaluates goodwill for impairment using a two-step process that is performed at least annually, or whenever events or circumstances indicate that goodwill may be impaired. The first step is a comparison of the estimated fair value of an internal reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary. If the carrying value of the reporting unit exceeds its estimated fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment is recognized for the difference. Management performs an annual impairment test of goodwill as of the first day of each fiscal fourth quarter (October 1).

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

The Company also has a small number of resellers. Resellers integrate the Company’s services, including ReachSearch, ReachDisplay, ReachCast, remarketing and TotalTrack, into their product offerings. In each case, the resellers integrate with the Company’s platform, the RL Platform, through a custom application programming interface. Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay the Company in arrears, net of commissions and other adjustments. Management recognizes revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as management believes that the reseller retains sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

The Company offers varying incentives to clients in exchange for certain minimum commitments. In these circumstances, management estimates the amount of the future incentives that will be earned by clients and defers a portion of the otherwise recognizable revenue. Estimates are based upon a statistical analysis of previous campaigns for which such incentives were offered. Should a client not meet its minimum commitment and no longer qualify for the incentive, management recognizes the revenue previously deferred related to the estimated incentive.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive because the Company had net losses for the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Convertible preferred stock	—	—	—	8,571
Restricted stock subject to repurchase	52	365	87	294
SMB:LIVE acquisition—deferred stock consideration	56	133	194	115
Stock options and warrant	1,356	1,507	2,157	1,589
	1,464	2,005	2,438	10,569

In addition, certain other stock options have been excluded from the computation of diluted net loss per share because they had an anti-dilutive impact as the deemed proceeds under the treasury stock method were in excess of the average fair market value for the period.  For the three months ended September 30, 2011 and 2010, the number of such securities was 2,862,000 and 1,814,000, respectively, and for the nine months ended September 30, 2011 and 2010, the number of such securities was 1,583,000 and 1,225,000, respectively.

Recently Issued Accounting Standards

Accounting Standards Codification (“ASC”) Topic 220-10, Comprehensive Income - Presentation of Comprehensive Income, specifies an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Furthermore, regardless of the presentation methodology elected, the entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASC Topic 220-10 is effective for the Company on January 1, 2012. Although adopting the guidance will not impact the Company’s accounting for comprehensive income, it will affect its presentation of components of comprehensive income by eliminating the Company’s practice of showing these items within the Consolidated Statements of Shareowners’ Equity.

ASC Topic 820-10, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards), clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements.  Adoption of this provision, which is effective for the Company on January 1, 2012, is not expected to have a material impact on the Company’s consolidated financial statements.

ASC Topic 350-20-35-3, Intangibles – Goodwill and Other, provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is necessary. The amended guidance will be effective for the Company as of January 1, 2012, and early adoption is permitted. The Company is currently assessing the impact of the amended guidance on its consolidated financial statements.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$93,593	$93,593	$—	$—

Certificates of deposit	$1,591	$1,591	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$79,906	$79,906	$—	$—

Certificates of deposit	$9,009	$9,009	$—	$—

 4. Acquisitions

Intangible Assets Acquired in Prior Periods

As of September 30, 2011, intangible assets from the acquisitions of ReachLocal Australia Pty Ltd. (“ReachLocal Australia”) and SMB:LIVE Corporation (“SMB:LIVE”) included customer relationships of $727,000 (net of accumulated amortization of $1,573,000) and developed technology of $1,086,000 (net of accumulated amortization of $1,214,000). Intangible assets are amortized on a straight-line basis over the estimated useful life of three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the succeeding three years is as follows (in thousands):

Year Ended December 31,
2011 (3 months)	$383
2012	1,302
2013	128
Total	$1,813

For the three months ended September 30, 2011 and 2010, amortization expense related to the ReachLocal Australia and SMB:LIVE intangibles was $383,000 and $384,000, respectively, and for the nine months ended September 30, 2011 and 2010, was $1,150,000 and $1,024,000, respectively.

Acquisition of DealOn

On February 8, 2011, the Company entered into an agreement to acquire all of the outstanding member interests of DealOn, LLC (“DealOn”) for consideration of up to approximately $9,566,000 in cash and stock. DealOn is a deal commerce company that operates in the United States and provided the Company with a turnkey platform to strategically enter the deal commerce space.

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

For purposes of determining the Company’s acquisition consideration, management discounted the DealOn Deferred Consideration to its then present value, or $1,878,000, and recorded this amount at the time of acquisition. The Company has accrued interest on the deferred consideration originally recorded. As of September 30, 2011, the Company has a total deferred payment obligation of $1,840,000, after certain purchase price adjustments, of which $1,379,000  is classified as a current liability.  The Company recorded the acquired assets and liabilities at their respective fair values. The following table summarizes the fair value of assets and liabilities acquired (in thousands):

At September 30, 2011, the remaining amortization of DealOn’s intangibles is as follows (in thousands):

Year Ended December 31,
2011 (3 months)	162
2012	274
2013	229
2014	25
Total	$690

As of September 30, 2011, intangible assets included customer relationships and developed technology of $690,000 (net of accumulated amortization of $626,000).  For the three and nine months ended September 30, 2011, amortization expense related to the acquired intangibles was $243,000 and $626,000, respectively.

In connection with the DealOn acquisition, the Company incurred approximately $414,000 in costs that are reflected in “general and administrative expense” in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2011.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Capitalized software development costs	$20,709	$14,839
Accumulated amortization	(9,570)	(6,010)
Capitalized software development costs, net	$11,139	$8,829

The Company recorded amortization expense of $1,323,000 and $758,000 for the three months ended September 30, 2011 and 2010, respectively, and $3,517,000 and $1,727,000 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011, $1,275,000 of capitalized software development costs are related to projects still in process.

6. Commitments and Contingencies

Deferred Payment Obligations

On February 22, 2011, the Company made a deferred payment required under the SMB:LIVE acquisition agreement in the amount of $165,000 and issued 90,062 shares of its common stock. The payment reflected an adjustment for working capital as contemplated by the SMB:LIVE acquisition agreement.

On August 22, 2011, the Company paid $252,000 and issued 93,346 shares of its common stock under the SMB:LIVE acquisition agreement. The payment reflected deferred payment obligations under the SMB:LIVE acquisition agreement based on achieving certain milestones tied to employee retention objectives. The remaining deferred payment obligations are also based on achieving certain milestones tied to employee retention objectives through February 22, 2012 and include $575,000 of deferred cash consideration and 181,284 shares of the Company’s common stock.

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

On March 1, 2010, a class action lawsuit was filed by two of the Company’s former employees in California Superior Court in Los Angeles, California. The complaint alleged wage and hour violations in a Fair Labor Standards Act collective action and a California class action. On May 6, 2011, the Court granted preliminary approval of a settlement of the class action for $800,000, which together with legal costs resulted in a charge of $832,000 recorded in fiscal 2010. On or about February 2, 2011, a second class action lawsuit was filed by former employees alleging substantially similar wage and hour violations. The second class action was settled for a de minimis amount was dismissed by the court on September 27, 2011.

DealOn, which the Company acquired in February 2011, had been sued in two patent infringement matters. Both of the cases were dismissed without prejudice.

7. Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested options activity (number of shares in thousands):

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	6,235	$9.88	3,247	$7.58	2,988	$12.45

Granted	1,466	21.61	1	20.98	1,465	21.61
Options vesting	—	—	1,033	11.66	(1,033)	11.66
Exercised	(932)	5.87	(932)	5.87	—	—
Forfeited	(270)	14.53	(4)	10.03	(266)	14.59
Outstanding at September 30, 2011	6,499	$12.90	3,345	$9.32	3,154	$16.85

During the nine months ended September 30, 2011, the Company granted 1.5 million stock options with exercise prices ranging from $16.70 per share to $25.51 per share, and vesting periods of 4 years.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.12%	1.70%	2.04%	4.75%
Expected life (in years)	4.75	4.75	4.75	4.75
Expected volatility	57%	57%	57%	57%

The weighted average remaining contractual life of all options outstanding as of September 30, 2011 was 5.2 years. The remaining contractual life for options vested and exercisable at September 30, 2011 was 4.6 years. Furthermore, the aggregate intrinsic value of all options outstanding as of September 30, 2011 was $6,198,000, and the aggregate intrinsic value of options vested and exercisable at September 30, 2011 was $6,120,000, in each case based on the fair value of the Company’s common stock on September 30, 2011. The per-share weighted-average grant date fair value of unvested options as of September 30, 2011 was $7.82. The per share weighted-average grant date fair value of options vested during the nine months ended September 30, 2011 was $4.47. The per-share weighted-average grant date fair value of options forfeited during the nine months ended September 30, 2011 was $6.30. The total fair value of options vested during the nine months ended September 30, 2011was $4,620,000. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2011 was $14,174,000.

Restricted Stock Units

The following table summarizes restricted stock unit activity (in thousands):

	Restricted Stock Units	Vested	Unvested
Outstanding at December 31, 2010	2,662	2,535	127

Issuance of restricted stock units	90	7	83
Cancelled	(4)	—	(4)
Vested	—	27	(27)
Outstanding at September 30, 2011	2,748	2,569	179

 Stock-Based Compensation Expense

The Company records stock-based compensation expense net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock-based compensation	$2,574	$2,122	$7,409	$5,345
Less: Capitalized stock-based compensation	243	598	1,093	1,379
Stock-based compensation expense, net	$2,331	$1,524	$6,316	$3,966

  Stock-based compensation expense, net of capitalization, is included in the accompanying condensed consolidated statements of operations in the following captions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock-based compensation expense, net
Cost of revenue	$60	$51	$176	$212
Selling and marketing	325	318	1,068	757
Product and technology	421	284	976	766
General and administrative	1,525	871	4,096	2,231
	$2,331	$1,524	$6,316	$3,966

As of September 30, 2011, there was $23,771,000 of unrecognized stock-based compensation related to restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.5 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

8. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimates the effective annual tax rate and applies this rate to the year-to-date pre-tax book income or loss to determine the interim provision for income taxes. For the three and nine months ended September 30, 2011, the income tax provisions were $126,000 and $323,000, respectively, and relate to federal, state, local and foreign income taxes. The income tax benefit for the nine months ended September 30, 2010 was primarily attributable to the acquisition of SMB:LIVE, in which we recorded a one-time discrete deferred tax benefit of $702,000.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. All of the Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. In August of 2010, the Internal Revenue Service initiated an examination of the Company’s U.S. consolidated 2008 income tax return that was finalized in March 2011 with no proposed adjustments.

9. Segment Information

Revenue by geographic region with respect to the Direct Local channel and national brands is based on the physical location of the sales office, and with respect to agencies and resellers, is based on the physical location of the agency or reseller. The following summarizes revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
North America	$75,068	$63,726	$214,002	$176,834
International	23,561	13,395	61,437	34,275
	$98,629	$77,121	$275,439	$211,109

			September 30, 2011	December 31, 2010

Long-lived assets (excluding patents and other intangibles):
North America			$7,900	$6,800
International			3,045	1,649
			$10,945	$8,449

10. Subsequent Events

On November 1, 2011, the Company announced that it will wind down the operations of Bizzy due to insufficient consumer adoption of the Bizzy recommendation engine and determined that Bizzy would be considered a discontinued operation as of the third quarter of 2011. In connection with this decision, the Company recorded a noncash charge of $2.5 million in the third quarter of 2011to reflect the impairment of capitalized software development costs. The Company expects to record a charge to discontinued operations in the fourth quarter of 2011 of approximately $0.7 million, consisting of personnel and severance costs, operating losses, and facilities and other costs. As the Company is in an overall tax loss position, it has recorded a full valuation allowance against any tax benefit resulting from the losses from discontinued operations.

    On November 4, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s outstanding common stock. Purchases will be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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

We generate revenue by providing online advertising solutions for our clients through our portfolio of online marketing and reporting solutions. We sell our search engine marketing product, ReachSearch, our display advertising product, ReachDisplay, and our remarketing product, based on a package pricing model in which our clients commit to a fixed fee that includes the media; the optimization, reporting and tracking technologies of the RL Platform; and the personnel dedicated to support and manage their campaigns. We also generate revenue from digital marketing solutions for our clients that do not include the purchase of third-party media, including our campaign performance tracking product, TotalTrack, our assisted chat product, TotalLiveChat, ReachCast and ReachDeals. Generally our products are sold to our clients in a single budget to simplify the purchasing process.

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

Business Model and Operating Metrics

Our Direct Local channel represents the majority of our revenue. As a percentage of revenue, Direct Local revenue has increased to 78% for the nine months ended September 30, 2011, from 74% for the nine months ended September 30, 2010. Growth in Direct Local revenue is primarily driven by the growth in the number of IMCs and increases in IMC productivity.

Number of IMCs

Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth. Typically, each month we hire 40-60 IMCs, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen. In particular, our revenue growth is driven by the increase in the number of our Upperclassmen, who are significantly more productive than our Underclassmen. As such, we believe that our ability to grow our business is highly dependent on our ability to grow the number of our Upperclassmen. Beyond our hiring practices, which determine the number of IMCs to be hired as well as the rate at which we hire them, the increase in the number of Upperclassmen depends primarily on the productivity of Underclassmen, as the majority of Underclassmen attrition has been involuntary and is based on performance relative to a standard level of revenue growth and other performance metrics determined by us. We do not expect all Underclassmen to become Upperclassmen, and our investment decisions anticipate the cost of attrition.

As of September 30, 2011, we had 344 Upperclassmen and 464 Underclassman, for a total of 808 IMCs, as compared to 264 Upperclassmen and 432 Underclassman, for a total of 696 IMCs, as of September 30, 2010.

Underclassmen Expense

Underclassmen do not, in the aggregate, make a positive contribution to operating income. Our largest operating expenses include the hiring, training and retention of Underclassmen in support of our goal of developing more Upperclassmen.

Underclassmen Expense is a number we calculate to approximate our investment in Underclassmen and is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions), training and sales organization expenses, including depreciation, allocated based on relative headcount, and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximate investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by management, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.

Underclassmen Expense was $32.7 million during the nine months ended September 30, 2011, as compared to $26.0 million during the nine months ended September 30, 2010. The increase in Underclassmen Expense was primarily attributable to increased hiring of Underclassmen as compared to the prior period, including hiring for our recent expansion into Germany and the Netherlands.

Active Advertisers and Active Campaigns

We track the number of Active Advertisers and Active Campaigns to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization, and other personnel and resources.

Active Advertisers is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel, but excludes advertisers sold by our dedicated deal marketing consultants. We calculate Active Advertisers by adjusting the number of Active Campaigns to combine clients with more than one Active Campaign as a single Active Advertiser. Clients with more than one location are generally reflected as multiple Active Advertisers. Because this number includes clients served through the National Brands, Agencies and Resellers channel, Active Advertisers includes entities with which we do not have a direct client relationship. Numbers are rounded to the nearest hundred.

Active Campaigns is a number we calculate to approximate the number of individual products or services we are managing under contract for Active Advertisers, but excludes campaigns sold by our dedicated deal marketing consultants. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client, we consider that two Active Campaigns. Similarly, if a client purchased ReachSearch campaigns for two different products or purposes, we consider that two Active Campaigns. Numbers are rounded to the nearest hundred.

As of September 30, 2011, we had approximately 18,700 Active Advertisers, and 27,000 Active Campaigns as compared to approximately 17,100 Active Advertisers and 22,500 Active Campaigns as of September 30, 2010. Active Advertisers and Active Campaigns increased over the period due to an increase in the number of IMCs and an increase in the number of products available for our IMCs to sell. These numbers reflect the exclusion of the Active Advertisers and Active Campaigns sold by our dedicated deal marketing consultants due to the elimination of those positions.  The second quarter of 2011 was the only quarter in which we included campaigns sold by our dedicated deal marketing consultants in the counts for Active Advertisers and Active Campaigns. If during the second quarter of 2011 the numbers of Active Advertisers and Active Campaigns were calculated in the foregoing manner, they would have been 18,200 and 25,500, respectively.

Recent Events

During the third quarter of 2011, we adjusted our business strategy for ReachDeals and eliminated the dedicated deal sales force given the increasingly competitive deal-of-the-day landscape.  In connection with such actions, we determined that the value of the customer list acquired with the acquisition of DealOn has diminished since the date of acquisition.  As a result, we recorded an impairment in the amount of $0.8 million in the third quarter of 2011.

On November 1, 2011, we announced that we will wind down the operations of Bizzy due to insufficient consumer adoption of the Bizzy recommendation engine and determined that Bizzy would be considered a discontinued operation as of the third quarter of 2011. In connection with this decision, we recorded a noncash charge of $2.5 million in the third quarter of 2011to reflect the impairment of capitalized software development costs. We expect to record a charge to discontinued operations in the fourth quarter of 2011 of approximately $0.7 million, consisting of personnel and severance costs, operating losses, and facilities and other costs.

Basis of Presentation

      Discontinued Operations

As a result of the winding down of the operations of Bizzy, we have reclassified and presented all related historical financial information as “discontinued operations” in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, we have excluded all Bizzy related activities from the following discussions, unless specifically referenced.

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

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in a manner similar to Direct Local clients or are extended credit privileges with payment generally due in 30 to 60 days. There was $4.1 million of related accounts receivable at September 30, 2011.

Through the ReachDeals platform, we now offer our SMB clients the ability to offer consumers discounted deals which we promote through our publisher network and our deal exchange. We earn a commission for acting as an agent in these transactions which are recorded on a net basis and are included in revenue upon completion of the sale of the deal to the consumer. The liability for redemption and potential income for breakage remain with the SMB client; therefore, we do not record redemption or breakage of the deals. We record a sales allowance for potential consumer refunds.

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

In addition, cost of revenue includes costs to initiate, operate and manage clients’ campaigns, other than costs associated with the Company’s sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for the related staff, including the cost of Web Presence Professionals who are the principal service providers for the Company’s ReachCast product, and allocated overhead such as depreciation expense, rent and utilities, as well as an allocable portion of our technical operations costs. Cost of revenue also includes the amortization and impairment charges on certain acquired intangible assets.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•	Revenue recognition
•	Software development costs
•	Income taxes
•	Goodwill and intangible assets
•	Stock-based compensation

Stock-Based Compensation

  We granted stock options with the following exercise prices during the nine months ended September 30, 2011:

Grant Dates	Number of Shares Underlying Options	Exercise Price Per Share	Estimated Fair Value Per Underlying Share as of Grant Date	Intrinsic Value Per Share at Date of Grant
February 2011	244,650	$20.98	$20.98	$—
February 2011	700,000	$22.46	$20.98	$—
April 2011	236,100	$25.51	$25.51	$—
June 2011	56,045	$17.32	$17.32	$—
August 2011	229,650	$16.70	$16.70	$—

The following table summarizes the weighted average assumptions relating to our stock options granted during the nine months ended September 30, 2011:

Expected dividend yield	0%
Risk free interest rate	2.04%
Expected life, in years	4.75
Expected volatility	57%

Using the Black-Scholes option pricing model, we recorded non-cash stock-based compensation expenses related to employee stock option grants of approximately $5.8 million during the nine months ended September 30, 2011, which includes $0.8 million of SMB:LIVE deferred stock compensation during such period. At September 30, 2011, we had unrecorded compensation costs of $21.0 million related to unvested stock options and deferred stock consideration. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.5 years.

During the nine months ended September 30, 2011, we also issued 90,159 restricted stock units and recorded non-cash stock-based compensation expense of approximately $0.5 million related to restricted stock units. At September 30, 2011, we had $2.8 million of unrecognized compensation expense related to unvested restricted stock units. Changes in assumptions could impact the amount of restricted stock compensation expense. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

   Software Development Costs

We capitalize our costs to develop internal-use software when management has determined the development efforts will result in new or additional functionality or results in new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred. We track our costs by project and by each release and objectively determine which projects resulted in additional functionality or new products for which we can improve our offerings and market presence. Our developers, engineers and quality assurance staff currently estimate their time spent on various projects on a weekly basis so we may determine the approximate amount of costs that should be capitalized. Our senior management team reviews these estimates to determine the appropriate level of capitalization. We monitor our existing capitalized software and reduce its carrying value as the result of releases that render previous features or functions obsolete or otherwise reduce the value of previously capitalized costs. We capitalized $1.7 million and $1.9 million of software development costs during the three months ended September 30, 2011 and 2010, respectively.  We capitalized $5.7 million and $5.0 million of software development costs during the nine months ended September 30, 2011 and 2010, respectively. During the three and nine months ended September 30, 2011, we recorded a $2.5 million loss in discontinued operations related to the impairment of capitalized software development costs of our Bizzy subsidiary.

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

Goodwill and Intangible Assets

At September 30, 2011, we had $41.8 million of goodwill, which resulted from the acquisition of the portion of ReachLocal Australia that we did not previously own, and the acquisitions of SMB:LIVE and DealOn. In addition, in accounting for these acquisitions, we recorded other intangible assets related to pre-existing client relationships and purchased technology. We report finite-lived, acquisition-related intangible assets at fair value, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of one to three years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined.

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

We evaluate our intangible assets for impairment whenever events or circumstances indicate an impairment may exist. The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we make assumptions regarding estimated future cash flows, discount rates and other factors. As discussed above, we recorded a $764,000 impairment charge on acquired DealOn intangible assets during the three and nine months ended September 30, 2011.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Revenue	$98,629	$77,121	$275,439	$211,109
Cost of revenue (1)	50,265	42,172	141,363	115,458
Operating expenses:
Selling and marketing (1)	36,769	28,343	103,457	78,046
Product and technology (1)	4,257	2,623	10,800	7,034
General and administrative (1)	8,821	5,970	24,470	16,940
Total operating expenses	49,847	36,936	138,727	102,020
Loss from continuing operations	(1,483)	(1,987)	(4,651)	(6,369)
Other income, net	280	155	697	410

Loss from continuing operations before provision (benefit) for income taxes	(1,203)	(1,832)	(3,954)	(5,959)
Provision (benefit) for income taxes	126	83	323	(462)
Loss from continuing operations, net of income taxes	(1,329)	(1,915)	(4,277)	(5,497)
Loss from discontinued operations, net of income taxes	(3,272)	(956)	(4,720)	(2,022)
Net loss	$(4,601)	$(2,871)	$(8,997)	$(7,519)

(1)           Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation:
Cost of revenue	$60	$51	$176	$212
Selling and marketing	325	318	1,068	757
Product and technology	421	284	976	766
General and administrative	1,525	871	4,096	2,231
	$2,331	$1,524	$6,316	$3,966

Depreciation and amortization:
Cost of revenue	$194	$97	$551	$267
Selling and marketing	413	257	1,080	745
Product and technology	1,862	1,084	5,033	2,555
General and administrative	359	278	971	787
	$2,828	$1,716	$7,635	$4,354

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2011-2010 % Change	2011	2010	2011-2010 % Change

Revenue:
Direct Local	$76,814	$57,245	34.2%	$213,168	$156,816	35.9%
National Brands, Agencies and Resellers	21,815	19,876	9.8%	62,271	54,293	14.7%
Total revenue	$98,629	$77,121	27.9%	$275,439	$211,109	30.5%

At period end:
Number of IMCs:
Upperclassmen				344	264	30.3%
Underclassmen				464	432	7.4%
Total				808	696	16.1%
Active Advertisers (1)				18,700	17,100	9.4%
Active Campaigns (2)				27,000	22,500	20.0%

(1)
Active Advertisers is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel, but excludes advertisers sold by our dedicated deal marketing consultants. We calculate Active Advertisers by adjusting the number of Active Campaigns to combine clients with more than one Active Campaign as a single Active Advertiser. Clients with more than one location are generally reflected as multiple Active Advertisers. Because this number includes clients served through the National Brands, Agencies and Resellers channel, Active Advertisers includes entities with which we do not have a direct client relationship. These numbers reflect the exclusion of the Active Advertisers sold by our dedicated deal marketing consultants due to the elimination of those positions.  The second quarter of 2011 was the only quarter in which we included advertisers sold by our dedicated deal marketing consultants in the counts for Active Advertisers. If during the second quarter of 2011 the numbers of Active Advertisers was calculated in the foregoing manner, it would have been 18,200. Numbers are rounded to the nearest hundred.

(2)
Active Campaigns is a number we calculate to approximate the number of individual products or services we are managing under contract for Active Advertisers, but excludes campaigns sold by our dedicated deal marketing consultants. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client, we consider that two Active Campaigns. Similarly, if a client purchased ReachSearch campaigns for two different products or purposes, we consider that two Active Campaigns. These numbers reflect the exclusion of the Active Campaigns sold by our dedicated deal marketing consultants due to the elimination of those positions.  The second quarter of 2011 was the only quarter in which we included campaigns sold by our dedicated deal marketing consultants in the counts for Active Campaigns. If during the second quarter of 2011 the numbers of Active Campaigns was calculated in the foregoing manner, it would have been 25,500. Numbers are rounded to the nearest hundred.

Direct Local revenue increased $19.6 million, or 34.2%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and $56.4 million, or 35.9%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increases in our Direct Local revenue were largely attributable to incremental revenue from new Upperclassmen, that is, IMCs who were Underclassmen at September 30, 2010, but became Upperclassmen by September 30, 2011, increased productivity of our existing Upperclassmen, that is, IMCs who were already Upperclassmen at September 30, 2010, and revenue generated by new Underclassmen.

National Brands, Agencies and Resellers revenue increased $1.9 million, or 9.8%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and $8.0 million, or 14.7%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The increases were primarily due to $2.6 million and $8.2 million in higher revenue from our National Brands clients during the three and nine months ended September 30, 2011, respectively, which we attribute to greater productivity from our direct sales efforts. The increases in National Brands revenue were slightly offset by decreases of $0.7 million and $0.2 million in revenues from Agencies and Resellers during the three and nine months ended September 30, 2011, respectively, which was due to a decrease in both the number of active Agencies and Resellers and their productivity, which we believe a part of which can be attributed to the macro-economic environment.

 Cost of Revenue

	Three Months Ended September 30,		2011-2010	Nine Months Ended September 30,		2011-2010
	2011	2010	% Change	2011	2010	% Change

(in thousands)
Cost of revenue	$50,265	$42,172	19.2%	$141,363	$115,458	22.4%

As a percentage of revenue:	51.0%	54.7%		51.3%	54.7%

The decrease in our cost of revenue as a percentage of revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, was primarily due to an increase in publisher and vendor rebates and performance bonuses, changes in product and service mix, including increased sales of ReachCast and ReachDisplay, and improved media buying efficiencies related to our core products introduced in late 2010. The decrease as a percentage of revenue was partially offset by DealOn operating costs and a $764,000 impairment charge related to DealOn’s intangible asset for the acquired customer list.

The decrease in our cost of revenue as a percentage of revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, was primarily due to changes in product and service mix, including increased sales of ReachCast and ReachDisplay, improved media buying efficiencies related to our core products introduced in late 2010, and an increase in publisher and vendor rebates and performance bonuses.

Publisher rebates as a percentage of revenue increased to 3.9% of revenue in the three months ended September 30, 2011 from 2.1% for the same period a year ago, and to 2.8% of revenue in the nine months ended September 30, 2011 from 2.1% for the same period in 2010, due to more favorable rebate terms, primarily from Google.

Our cost of revenue as a percentage of revenue will be affected in the future by the mix and relative amount of media we purchase to fulfill service requirements, the availability and amount of publisher rebates, the mix of products and services we offer, our media buying efficiency, and the costs of support and delivery.

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

Selling and Marketing

	Three Months Ended September 30,		2011-2010	Nine Months Ended September 30,		2011-2010
	2011	2010	% Change	2011	2010	% Change
(in thousands)
Salaries, benefits and other costs	$26,086	$19,246	35.5%	$73,047	$53,174	37.4%
Commission expense	10,683	9,097	17.4%	30,410	24,872	22.3%
Total selling and marketing	$36,769	$28,343	29.7%	$103,457	$78,046	32.6%

Underclassmen Expense included above, excluding commissions (1)	$11,591	$9,540	21.5%	$32,714	$26,025	25.7%

As a percentage of revenue:
Salaries, benefits and other costs	26.4%	25.0%		26.5%	25.2%
Commission expense	10.8%	11.8%		11.0%	11.8%
Total selling and marketing	37.3%	36.8%		37.6%	37.0%

(1)	See “Non-GAAP Financial Measures” for our definition of Underclassmen Expense.

The increases in absolute dollars of salaries, benefits and other costs in selling and marketing expenses for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, were due primarily to costs associated with the expansion, both domestically and internationally, of our sales force of IMCs and the related recruiting, training, and facilities costs. As a percentage of revenue, salaries, benefits and other costs increased primarily due to costs associated with DealOn operations, which did not exist in the prior year periods, and due to expansion of sales operations in Germany and the commencement of sales operations in the Netherlands, partially offset by increasing productivity from pre-existing markets.

The increases in commission expense in absolute dollars for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, were due to increased sales. As a percentage of revenue, commission expense decreased due to a higher percentage of Direct Local revenue, for which we pay lower commission rates. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

The increases in Underclassmen Expense for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, were primarily due to increased IMC hiring, particularly in international markets. As we continue to invest in additional Underclassmen and retain additional Upperclassmen, selling and marketing expenses will continue to increase in absolute dollars.

Product and Technology

	Three Months Ended September 30,		2011-2010 % Change	Nine Months Ended September 30,		2011-2010 % Change
	2011	2010		2011	2010

(in thousands)
Product and technology expenses	$4,257	$2,623	62.3%	$10,800	$7,034	53.4%
Capitalized software development costs from product and technology resources	1,682	1,889	(11.0)%	5,690	5,038	12.9%
Total product and technology expenses and capitalized costs	$5,939	$4,512	31.6%	$16,490	$12,072	36.6%

As a percentage of revenue:
Product and technology expenses costs	4.3%	3.4%		3.9%	3.3%
Capitalized software development costs from product and technology resources	1.7%	2.5%		2.1%	2.4%
Total product and technology costs expensed and capitalized	6.0%	5.9%		6.0%	5.7%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, was primarily attributable to $0.7 million of  increased salaries and compensation expense as a result of increased headcount and ongoing development of the RL Platform, including ReachCast, $0.6 million of increased amortization expense related to previously capitalized software development costs,  and $0.4 million of incremental salary and other costs associated with DealOn, for which no corresponding amounts existed during the prior-year period.

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, was primarily attributable to $1.8 million of increased amortization expense related to previously capitalized software development costs, $1.0 million of incremental salary and other costs associated with DealOn, for which no corresponding amounts existed during the prior year period, and $1.0 million of increased salaries and compensation expense as a result of increased headcount and ongoing development of the RL Platform, including ReachCast.

The decrease in the amount of capitalized software development costs in absolute dollars for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due to the timing of capitalizable and non-capitalizable projects.  The increase in the amount of capitalized software development costs in absolute dollars for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was a result of investment in the development of ReachCast, which commenced in the first quarter of 2010 with the acquisition of SMB:LIVE, the RL Platform, and DealOn. The decreases in the amount of capitalized software development costs as a percentage of revenue for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, were due to timing of capitalizable and non-capitalizable projects.

We expect the amount of product and technology costs expensed and capitalized to continue to increase in absolute dollars due to the continued expansion of our product development efforts, including the ongoing development and roll-out of the technology acquired in our acquisitions and the increased costs associated with supporting a broader product offering. The amount of such costs capitalized will vary from period to period depending upon the status of our product development cycles.

General and Administrative

	Three Months Ended September 30,		2011-2010 % Change	Nine Months Ended September 30,		2011-2010 % Change
	2011	2010		2011	2010

(in thousands)
General and administrative	$8,821	$5,970	47.8%	$24,470	$16,940	44.4%

As a percentage of revenue:	8.9%	7.7%		8.9%	8.0%

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, was primarily due to $1.1 million of increased tax, consulting, and legal professional fees, including costs to support our international expansion and to comply with the Sarbanes-Oxley Act of 2002; $0.7 million of increased stock-based compensation expense; and $0.5 million of increased facilities and related costs supporting the growth of the business.

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, was primarily due to $2.7 million of increased tax, consulting and legal professional fees, including costs to support our international expansion and comply with the Sarbanes-Oxley Act of 2002; $1.9 million of increased stock-based compensation expense; $1.1 million of increased employee costs to support the growth of the business and the requirements associated with being a public company; and $1.0 million of increased facilities and related costs supporting the growth of the business.

We expect general and administrative expenses to increase in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from continued growth and the compliance requirements associated with being a public company.

Other Income (Expense), Net

Other income increased in absolute dollars by approximately $0.3 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The change was attributable to an increase in interest income during the current period resulting from higher invested balances.

Provision (Benefit) for Income Taxes

The income tax provision of $0.3 million for the nine months ended September 30, 2011 relates to federal, state, local and foreign income taxes. The income tax benefit of $0.5 million for the nine months ended September 30, 2010 was primarily attributable to the acquisition of SMB:LIVE, in which we recorded a one-time discrete deferred tax benefit of $0.7 million, partially offset by state income taxes of $0.2 million.

Loss from Discontinued Operations

On November 1, 2011, we announced that we will wind down the operations of Bizzy due to insufficient consumer adoption of the Bizzy recommendation engine and determined that Bizzy would be considered a discontinued operation as of the third quarter of 2011. In connection with this decision, we recorded a noncash charge of $2.5 million in the third quarter of 2011to reflect the impairment of capitalized software development costs. We expect to record a charge to discontinued operations in the fourth quarter of 2011 of approximately $0.7 million, consisting of personnel and severance costs, operating losses, and facilities and other costs.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three and nine months ended September 30, 2011 and 2010 our Adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Adjusted EBITDA (1)	$4,530	$1,286	$10,674	$2,493
Underclassmen Expense (2)	$11,591	$9,540	$32,714	$26,025

(1)
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, stock-based compensation, the effects of accounting for business combinations (including any impairment of acquired intangibles and, in the case of the acquisition of SMB:LIVE, the deferred cash consideration), and amounts included in other non-operating income or expense. This definition excludes the effect of Bizzy as a discontinued operation and the impairment of certain intangibles acquired in the DealOn acquisition.

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

The following table presents a reconciliation of Adjusted EBITDA to our loss from operations for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

(in thousands)
Loss from continuing operations	$(1,483)	$(1,987)	$(4,651)	$(6,369)
Add:
Depreciation and amortization	2,828	1,716	7,635	4,354
Stock-based compensation, net	2,331	1,524	6,316	3,966
Acquisition and integration costs	854	33	1,374	542

Adjusted EBITDA	$4,530	$1,286	$10,674	$2,493

 Liquidity and Capital Resources

	Nine Months Ended September 30,
Consolidated Statements of Cash Flow Data: (in thousands)	2011	2010
Net cash provided by operating activities	$18,587	$6,169
Net cash used in investing activities	$(9,615)	$(15,309)
Net cash provided by financing activities	$5,515	$43,456
Capital Expenditures (1)	$9,547	$7,056

(1)	Represents purchases of property and equipment and the amount of software development costs capitalized, on an aggregate basis.

At September 30, 2011, we had cash and cash equivalents of $93.6 million and short-term investments of $0.6 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

At September 30, 2011, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At September 30, 2011, we had $1.0 million in restricted certificates of deposit to secure letters of credit issued to landlords and as security for certain other operating activities.

Although we expect that cash flow from operations and our existing cash balances will be sufficient to continue funding our expansion activities, these investments, including investments in developing new products and services for our clients, could require us to seek additional equity or debt financing, and that financing may not be available on terms favorable to us or at all. In addition, we intend to continue to increase our investment in Underclassmen and in the development of new products and services for our clients, which could require significant capital and entail non-capitalized expenses that could diminish our income from operations.

Operating Activities

Our cash flow from operating activities during the nine months ended September 30, 2011 resulted primarily from changes in our operating assets and liabilities and non-cash operating expenses. Our loss from continuing operations of $4.3 million was offset by increases in accounts payable and accrued expenses of $4.7 million, reflecting a return to more normalized accounts payable levels versus the prior year period, and increases in deferred revenue and deferred payment obligations of $5.0 million, both due to the growth of our business.  Cash flow from operating activities also resulted from non-cash depreciation and amortization of $7.6 million, and non-cash stock-based compensation of $6.3 million.

Our cash flow from operating activities during the nine months ended September 30, 2010 resulted primarily from changes in our operating assets and liabilities, with deferred revenue increasing $7.0 million. We had a loss from continuing operations for the nine months ended September 30, 2010 of $5.5 million, which was offset by non-cash depreciation and amortization of $4.4 million and non-cash stock-based compensation of $4.0 million. During the third quarter ended September 30, 2010, there was also a temporary reduction in accounts payable of $6.0 million due primarily to a change in the timing of payments to certain vendors, resulting in an unfavorable impact on cash flow from operations.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. Our purchases of property and equipment and capitalized software costs may vary from period to period due to the timing of the expansion of our operations and our software development efforts. During the nine months ended September 30, 2011, we invested $5.8 million, net of cash acquired, in the purchase of DealOn. The terms of the purchase agreement require us to make additional payments in 2012 and 2013 of up to $2.0 million. During the nine months ended September 30, 2010, we acquired SMB:LIVE and invested $2.8 million, net of cash acquired. We expect to continue to use capital for acquisitions, purchases of property and equipment and development of software.

Financing Activities

During the nine months ended September 30, 2011, we received $5.5 million in proceeds from the exercise of stock options. In May 2010, we received $42.1 million in proceeds, after deducting underwriting discounts and commissions and estimated offering costs payable by us, from the sale of shares of common stock in connection with our initial public offering.

Future cash flows from financing activities may also be affected by our repurchases of our common stock. On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20 million of our outstanding common stock. Purchases will be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Off-Balance Sheet Arrangements

At September 30, 2011, we did not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

Accounting Standards Codification (“ASC”) Topic 220-10, Comprehensive Income - Presentation of Comprehensive Income, provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Furthermore, regardless of the presentation methodology elected, the entity will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not affect how earnings per share is calculated or presented. ASC Topic 220-10 is effective for us on January 1, 2012. Although adopting the guidance will not impact our accounting for comprehensive income, it will affect our presentation of components of comprehensive income by eliminating our practice of showing these items within the Consolidated Statements of Shareowners’ Equity.

ASC Topic 820-10, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards), clarifies existing fair value measurement and disclosure requirements, amends certain fair value measurement principles and requires additional disclosures about fair value measurements.  Adoption of this provision, which is effective for us as of January 1, 2012, is not expected to have a material impact on our consolidated financial statements.

ASC Topic 350-20-35-3, Intangibles – Goodwill and Other, provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is necessary. The amended guidance will be effective for us as of January 1, 2012, and early adoption is permitted. We are currently assessing the impact of the amended guidance on our consolidated financial statements.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the Indian Rupee, and the Euro. An unfavorable change in these exchange rates relative to the dollar would result in an unfavorable impact on revenue and operating income. For the three months ended September 30, 2011, an unfavorable 10 percent change in exchange rates would result in a decrease in revenue of $2.6 million and an increase in our operating loss for the period of less than $0.2 million. We currently do not hedge or otherwise manage our currency exposure given the immaturity and lesser predictability of our international operations. As our international operations grow and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of its business. We believe that there is no litigation pending that is likely to have a material adverse effect on our results of operations and financial condition.

On March 1, 2010, a class action lawsuit was filed by two of our former employees in California Superior Court in Los Angeles, California. The complaint alleged wage and hour violations in a Fair Labor Standards Act collective action and a California class action. On May 6, 2011, the Court granted preliminary approval of a settlement of the class action for $800,000, which together with legal costs resulted in a charge of $832,000 recorded in fiscal 2010. On or about February 2, 2011, a second class action lawsuit was filed by former employees alleging substantially similar wage and hour violations. The second class action was settled for a de minimis amount and was dismissed by the court on September 27, 2011.

DealOn, which we acquired in February 2011, had been sued in two patent infringement matters. Both of the cases were dismissed without prejudice.

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
10.1*	Third Amendment to Office Lease, dated as of July 22, 2011, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant
10.2*	Form of Dutch Stock Option Agreement
10.3*	Form of Japanese Stock Option Agreement
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†	Furnished herewith.
**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Zorik Gordon
Name:	Zorik Gordon
Title:	President and Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer
Date: November 4, 2011

EXHIBIT INDEX

Exhibit No	Description of Exhibit
10.1*	Third Amendment to Office Lease, dated as of July 22, 2011, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant
10.2*	Form of Dutch Stock Option Agreement
10.3*	Form of Japanese Stock Option Agreement
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†	Furnished herewith.
**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.