Form 10-K
period 2011-12-31
ReachLocal Inc
filed 2012-03-15
CIK 1297336

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was $218,070,957 based on a closing price of $20.83 on the NASDAQ Global Market on such date.

Class	Outstanding at March 9, 2012
Common Stock, $0.00001 par value per share	28,370,996 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

REACHLOCAL, INC.

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, ReachLocal, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “ReachLocal.”

This annual report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 1. Business.

Business Overview

Our mission is to help small and medium-sized businesses, or SMBs, acquire, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including ReachSearch™ (search engine marketing), ReachCast™ (Web presence and social media marketing), ReachDisplay™ (display advertising and remarketing), online marketing analytics, and other related products and solutions, each targeted to the SMB market. We deliver these solutions to SMBs through a combination of our proprietary platform, the ReachLocal (“RL”) Platform, and our direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers.

We use our RL Platform to create advertising campaigns for SMBs to target potential customers in their geographic area, optimize those campaigns in real time and track tangible results. Through a single internet advertising budget, we enable our clients to reach local customers across the Internet, including through all of the major search engines and leading general interest and vertically focused online publishers. In 2010, we expanded the RL Platform to include ReachCast, our full-service Web presence and social media solution to our suite of products available to our SMB clients. We continue to expand the RL Platform to include additional advertising products designed specifically for the needs of our SMB clients. Empowered by the RL Platform, our IMCs, which are based in or near the cities in which our clients operate, establish a direct consultative relationship with our clients and provide our solutions to achieve their marketing objectives.

At December 31, 2011, we managed 27,500 Active Campaigns across 19,100 Active Advertisers, a substantial majority of which spend from $500 to $4,000 per month with us (see Part II, Item 6, “Selected Financial Data” for an explanation of how we define Active Campaigns and Active Advertisers). Our clients include SMBs in a number of industry verticals, such as home repair and improvement, automobile sales and repair, medical and health services, legal services and retail and personal services. Since inception, we have delivered to our SMB clients over 600 million geographically targeted clicks and over 50 million phone calls. At December 31, 2011, we employed 796 IMCs in North America, Australia, the United Kingdom, Germany and the Netherlands, and worked with over 360 third-party agencies and resellers that use the RL Platform to serve their SMB clients. We continue to expand our IMC sales force both in existing and new markets. We have business development and account management resources to develop and support our third-party agencies and resellers and National Brands advertisers.

We generate revenue by providing online advertising solutions for our clients through our ReachSearch, ReachDisplay, ReachCast and remarketing products, and our other products and services. We reported revenues of $375.2 million in 2011 and $291.7 million in 2010, representing an increase of 28.6%, Adjusted EBITDA of $15.9 million in 2011 and $3.1 million in 2010, a $4.0 million loss from continuing operations in 2011 and an $8.3 million loss from continuing operations in 2010, and a $10.2 million net loss in 2011 and a $11.1 million in net loss in 2010.  For more financial information, see our Consolidated Financial Statements, beginning on page F-1, and see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for our definition of Adjusted EBITDA, why we present it and a reconciliation of our Adjusted EBITDA to loss from operations for each of the periods presented.

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

The Product Solution

Our RL Platform addresses the needs of the SMB and re-creates the simplicity and effectiveness with which SMBs have traditionally purchased offline advertising. Our product solutions include the following key features:

•
One Check: The Internet Budget. Through the simplicity of a single Internet advertising budget, the RL Platform allows us to connect SMBs to multiple online publishers. We connect the SMB to a broad range of destinations on the Internet, including:

•	major search engines such as Google, Yahoo!, Bing, AOL and Ask.com;

•	an extensive network of local search and directory sites such as Superpages, Citysearch, Local.com, MagicYellow and others;

•	leading display advertising networks such as Yahoo!/Right Media and the Google display network; and

•	leading social media sites, such as Facebook and Twitter.

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

•
Do It for Me: End-to-End Execution. The RL Platform is a proprietary, end-to-end technology platform that enables us to execute an online marketing campaign on behalf of an SMB. The RL Platform is a software-based solution that combines back-end automation and optimization technologies to manage advertising spend across a broad array of online publishers and media outlets. For advertisers interested in search engine marketing, the RL Platform automates the build-up of keyword search criteria for the leading search engines using a library of more than 12 million keywords. The RL Platform matches, sets and optimizes the bids for these keywords based on the SMB’s products and services as well as the SMB’s targeted geographic areas. For advertisers interested in display advertising, the RL Platform places display advertisements on websites selected in accordance with an SMB’s target geographic, demographic and behavioral profiles. For advertisers seeking social media and web presence solutions, the RL Platform integrates with leading social media sites, such as Facebook and Twitter.

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

Each of our products includes, through a single budget, access to multiple publishers, some of which are not available to SMBs, as well as access to our proprietary optimization and tracking technologies that dynamically adjust the publishers to which we allocate clients’ media spend in order to meet their performance objectives. In addition, powered by our RL Platform, we also offer non-media based digital marketing solutions, such as ReachCast, TotalLiveChat, and a number of other products and services necessary to support the internet advertising needs of our SMB clients. For these reasons, while we rely on third-party publishers for the substantial majority of the media we purchase on behalf of our clients, we are not simply a reseller of media; rather, we market our products as a complete package of media optimized for the client using our RL Platform.

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

•
Locally Based. Our 796 IMCs are located in 55 markets in North America, Australia, the United Kingdom, Germany, and the Netherlands where their clients are based, enabling them to provide the personal connection that is necessary for the IMC to develop and maintain a relationship with our clients. In our experience, our Direct Local clients, a substantial majority of which we calculate spend from $500 to $4,000 per month, require face-to-face interaction that is consistent with the way the SMB has historically purchased offline media.

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

The ReachLocal Advantage

We have been a pioneer in addressing the needs of SMBs seeking local Internet advertising solutions and have focused solely on this market for more than seven years.

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

Client Relationships

Our IMCs establish a direct relationship with SMB clients. In 2011 and 2010, we generated 78% and 75%, respectively, of our revenue through our Direct Local channel. As new online advertising opportunities emerge, such as mobile, video and social media, we believe that having a direct client relationship will enable us to offer additional products and services to our clients. We are able to leverage both our sales force and the collective purchasing power of our SMB clients for the mutual benefit of our clients and third-party publishers. We provide publishers with no or a limited sales force access to SMB clients, which, in turn, enables us to offer our SMB clients advertising opportunities that they would not be able to obtain on their own. We believe that adding more publishers will attract additional advertisers which, in turn, will attract still more publishers.

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

Our Strategy

We believe that we are in the early stages of a large and long-term business opportunity presented by the shift of local marketing budgets from traditional media formats to digital media formats. Our strategy for pursuing this opportunity includes the following key components:

•	Continue Investment in Growing our IMC Sales Force. We intend to continue to increase the size of our IMC sales force.

•
Expand Internationally. The local challenge is a global one, and we have found our product and distribution solutions to be well received in our international markets. Generally, our international IMCs are more productive than our domestic IMCs and we therefore intend to accelerate the growth of our international sales force and make other investments in service of those markets.

•
Increase IMC Productivity. We intend to continue to invest in our service delivery model to provide our IMCs with additional capacity to manage and acquire more advertisers. For example, we have invested in expanding our existing customer support team to include campaign performance personnel, who have assumed many of the day-to-day campaign management obligations of our IMCs, and are providing account managers to help our more successful Upperclassmen continue to focus on new client acquisition.

•
Expand Media Offerings. We have developed a platform that enables us more easily to connect our SMB advertisers to a broader array of online publishers and, in the future, to reach customers through new formats such as mobile and video. Our plan has been, and continues to be, to fulfill, track and optimize an SMB’s entire digital media plan, regardless of media property or format.

•
Develop Complementary Products in Adjacent Digital Marketing Segments. Our current products target our clients’ needs to acquire customers through online media buying. We believe that there will be continued movement towards digital platforms in the other segments of an SMB’s marketing activities, such as digital presence, reputation management, lead optimization. To address these and other needs, we plan to continue investing in the internal development or potential acquisition of products and services in these adjacent segments. For example, with the technology acquired through the SMB:LIVE Corporation (“SMB:LIVE”) acquisition in 2010, we have launched ReachCast, our digital presence and reputation management solution, and we continue to focus on expanding our relationship and utility to our clients through product innovation and marketing local commerce solutions.

Products and Services

We offer a comprehensive suite of SMB-focused online marketing and reporting solutions, including search engine marketing, display advertising, remarketing, digital presence and online marketing analytics, all of which run on our RL Platform.

•
ReachSearch. Our ReachSearch product is focused on assuring that our clients’ advertisements appear prominently among the search results when local consumers enter certain keywords on leading local search sites such as Google, Yahoo! and Bing. The RL Platform is directly integrated into the advertising platforms of these and other leading search engines via APIs. In addition, as part of the ReachSearch product, our SMB clients also receive placement in the search results of our extensive network of online publishers and directory sites called the ReachLocal Search Network. This network provides additional qualified local traffic to the SMB and allows the SMB to reach potential customers across a broader range of sites.

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

•
ReachDisplay. Our ReachDisplay product is primarily focused on maximizing the exposure for an SMB that wants to broadcast a message to a specific target online audience. There are various ReachDisplay products that allow an SMB to target different demographic, vertical and behavioral customer segments. For general exposure in a specific geographic area, the ReachDisplay Awareness package provides the SMB with reach across a network of sites. For advertisers wishing to target by vertical or by specific customer behavior, we offer additional display packages. For example, the ReachDisplay Automotive package provides SMBs in the automotive vertical access to audiences visiting automotive sites as well as customers whose previous behavior indicates that they may be in the market to purchase a car. We offer more than 20 different display advertising products across a wide variety of publishing partners, including Yahoo!/Right Media, Google Display Network, Facebook and other display networks and demand-side platforms. Our ReachDisplay product was introduced in 2009 and we continue to add new publishers and options as display advertising on the Internet evolves.

•
ReachCast. ReachCast was introduced in 2010 and combines a proprietary technology platform with an expert service team to help SMBs build and optimize their Web presence for the purpose of driving online search discovery, powering reputation management, and managing social media marketing. As part of the ReachCast service, each SMB is partnered with an expert Web Presence Professional, or WPP, who works directly with the business to develop a strategy to meet their specific goals, starting with a consultation and initial setup of ReachCast and presence creation across Google, Facebook, Twitter and local directories. Then in consultation with the business, the WPP regularly creates and publishes custom content, posts to social media sites, engages with fans and followers, and monitors online reputation.

•
Remarketing and Retargeting. Our remarketing and search retargeting products allow us to target consumers who have previously visited a specific client’s website, either through a ReachSearch campaign or a ReachDisplay campaign, or who have previously searched for a client’s keywords.. When the potential customer visits any other site within our remarketing network, we can remarket to the target customer on behalf of that SMB. Because many purchases from local merchants involve an extended research process, providing the SMB with the ability to stay in front of a potential customer who has expressed an initial interest can lead to sales that might not have resulted from a single advertising impression. Our remarketing product, which we introduced in 2009, can be purchased on a standalone basis or can be bundled into the ReachSearch and ReachDisplay product lines.

•
TotalTrack®, TotalLiveChat™, TotalVideoNow™, TotalBannerNow™. As part of our mission to provide a comprehensive suite of digital marketing solutions to SMBs, we have developed various products to address specific marketing needs, such as lead optimization, online analytics and digital creative solutions.

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

Our IMCs are located in 55 markets in North America, Australia, the United Kingdom, Germany and the Netherlands.

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

At December 31, 2011, we had 424 Underclassmen and 372 Upperclassmen. We have created a system to identify and develop our Underclassmen into Upperclassmen, key elements of which include:

•
Recruitment. We invest heavily in recruiting our sales force and have developed an in-house team of specialized recruiters. Typically, each month we hire 40–60 IMCs worldwide, with the hiring weighted towards the first 10 months of the year. IMC recruits are generally required to have at least three to five years of sales experience, preferably serving the SMB market. We generally seek experience selling online advertising and require that all IMC hires be technically proficient. Although many recruits come from traditional media companies where they have sold to the SMB market, we seek IMCs who understand the transformative power of the Internet and who have seen, first hand, the flow of advertising dollars online.

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

National Brands, Agencies and Resellers

We have a separate sales force targeting national brands with operations in multiple local markets (e.g., franchise organizations) as well as a number of third-party agencies and resellers. The sales process for national brands can differ from the process employed by our IMCs and often requires an endorsement by, and potentially a direct financial contribution from, the parent entity such as a franchisor. If a local operation of one of our national brands requires face-to-face contact with a local sales representative, we are able to offer one of our IMCs to service that local operation.

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

We also field an advanced campaign management team that is responsible for supporting and optimizing the overall performance of the products on a category-by-category level. Our RL Platform has a set of administrator-only tools that is used by the campaign management team to efficiently evaluate the success of ongoing campaigns and to recommend ways for our clients to improve their performance.

With a combination of employees in the United States and India, we have a dedicated team focused on the provisioning and review of campaigns before they are deployed. This team is responsible for reviewing the keywords that are automatically generated by the RL Platform, ensuring that the creative aspects of the campaign and editorial standards conform to best practices and overseeing the reverse proxy services for our clients. This team employs automated tools to increase the number of campaigns that can be provisioned per person, per day.

Our team of Web Presence Professionals is responsible for the delivery of the ReachCast service, which includes creating and publishing custom content, posting to social media sites, engaging with fans and followers, and monitoring online reputation.

Technology Operations

Our RL Platform is hosted in various data centers. Our primary data center hardware is co-located in El Segundo, California. We also maintain smaller regional data centers at various locations to support our domestic and international operations. We also have a business continuity and disaster recovery data center hosted in Chandler, Arizona. All facilities employ around-the-clock security personnel, video surveillance and monitoring and are serviced by onsite electrical generators and fire detection and suppression systems. All facilities also have multiple Tier 1 connections to the Internet. We continuously monitor the performance and availability of our products and have well documented procedures to respond to incidents. In addition, we utilize cloud computing providers for certain of our products and services.

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

On an ongoing basis, we consider trademark registration for some of our product names, slogans and logos in the United States and in some foreign countries. ReachLocal and TotalTrack are registered U.S. trademarks. We have registered ReachLocal as a trademark in Australia, Canada, the European Union, India and Japan. Other trademarks we use are ReachSearch, ReachDisplay, and ReachCast.

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

•
Other SMB Marketing Providers. We also compete with technology companies providing online marketing platforms focused on the SMB market such as Angie’s List and Yelp, as well as newer market entrants, such as Groupon and LivingSocial, which are actively focused on new forms of online marketing solutions for SMBs and in some cases building significant direct sales forces. We compete with these companies based on our scale, technological platform, breadth of product suite, size and geographic scope of our IMCs and established publisher relationships.

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

Employees

At December 31, 2011 we had 1,668 employees worldwide. None of our employees are represented by labor unions. We believe that relations with our employees are good.

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

Risks Related to Our Business

We have experienced rapid growth in an emerging market and have a limited operating history, which may make it difficult to evaluate our current business and future prospects.

We commenced operations in late 2004 and have only a limited operating history, which may make our current business and future prospects difficult to evaluate. We developed a strategy for taking advantage of what we believe is a shift of local marketing budgets from traditional media formats to digital media formats and our strategy allowed us to grow rapidly. Recently, however, our growth rate has slowed and although we have plans to increase our growth, we cannot assure you that our strategy will be successful and that we will be able to increase or stabilize our growth rate. You must consider our business and prospects in light of the risks and difficulties we encounter as an early stage company in the new and rapidly evolving online marketing industry. These risks and difficulties include:

•	maintaining the effectiveness of our RL Platform, and adapting our technology to new market opportunities and challenges;

•	competition from existing and new competitors;

•	reaching and maintaining profitability;

•	our limited number of product offerings and risks associated with developing and selling new product offerings;

•	continuing to attract new SMB clients, many of whom have not previously advertised online and may not understand the value to their businesses of our products and services;

•	successfully entering new markets, domestically and internationally; and

•	effectively managing rapid growth in our sales force, personnel and operations.

Failing to successfully address these challenges or others could significantly harm our business, financial condition, results of operations and liquidity.

We have incurred significant operating losses in the past and may incur significant operating losses in the future.

As of December 31, 2011 we had an accumulated deficit of approximately $26.2 million, and we expect to incur net operating losses for the foreseeable future. We expect our operating expenses to increase in the future as we expand our operations. Our business strategy contemplates hiring significant numbers of additional IMCs, both in new and existing markets, as well as making substantial investments in new and existing products, which will require significant expenditures. If our revenue does not grow to offset these increased expenses, we will not be profitable. We also expect that a variety of factors, including increased competition and the maturation of our business, may cause our revenue growth rate to decline in the future, and we cannot assure you that our revenue will continue to grow or will not decline. As a result, you should not consider our historical revenue growth as indicative of our future performance. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

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

Nearly all of our cost of revenue is for the purchase of media, and a substantial majority of the media we purchase is from Google. Google accounts for a large majority of all U.S. searches, and Google’s share in foreign markets is often even greater. As a result, we expect that our business will depend upon media purchases from Google for the foreseeable future. This dependence makes us vulnerable to actions that Google may take to change the manner in which it sells AdWords, as described below, or conducts its business on a number of levels:

•
Google Can Choose to Change the Terms and Conditions Upon Which it Does Business with Us and our Advertisers. Google can act unilaterally to change the terms and conditions for our purchase of media or the purchase of Google products, and Google has done so in the past. For instance, in May 2011 Google announced that it would require all advertisers purchasing AdWords to adopt and post a privacy policy if they collect any personal information and to follow certain security protocols if they are collecting  payment data or other sensitive data.  Recently, Google began enforcing that policy by not allowing advertisers to initiate campaigns if they are not in compliance with the policy. This has resulted in a delay for a small number of our advertisers?? campaigns.  If the delay starts affecting a material number of our advertisers and we’re unable to help them find a solution, this could adversely affect our business.  Future changes by Google to the terms and conditions upon which we purchase media could materially and adversely affect our business.

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

•
Rebate/Incentive Risk. Google retains broad authority with respect to its rebate programs and has, from time to time, canceled rebate programs. For example, effective December 31, 2008, Google terminated a publisher rebate provided as part of its North American Authorized AdWords Reseller program, which was the primary reason that our cost of revenue as a percentage of revenue increased from 52.8% in 2008 to 54.5% in 2010. In the second quarter of 2011, we entered into reseller agreements with Google that, among other things, provide us with certain performance bonuses if certain advertiser targets, including share of retail requirements, are met. Our reseller agreements with Google are subject to broad mutual termination rights and termination of those agreements would negatively affect our cost of revenue.

In addition, any new developments or rumors of developments regarding Google’s business practices that affect the local online advertising industry may create perceptions with our customers or investors that our ability to compete has been impaired.

The above risks also apply to other publishers from whom we purchase media, including Yahoo! and Microsoft.

We purchase a significant majority of our media from Google, Microsoft and Yahoo! in an auction marketplace. If we are unable to purchase media from any one of these companies, if prices for media significantly increase or if the manner in which the media is sold changes, our business could be adversely affected.

Our success depends on our ability to purchase media from Google, Microsoft and Yahoo! at reasonable prices so that we can provide our clients with a reasonable return on the advertising expenditures they make through us. We generally purchase this media in an auction marketplace. Increased competition or other factors may cause the cost of the media that we purchase from Google, Yahoo! and Microsoft to rise. In particular, if our expectation that local SMB advertising will increasingly migrate to the Internet is correct, the marketing budget available to bid in these auctions will increase and the price of media may increase substantially. An increase in the cost of media in these marketplaces without a corresponding increase in our media buying efficiency could result in an increase in our cost of revenue as a percentage of revenue even if our business expands. In addition, such an increase could result in an increase in the prices we must charge our clients or a decrease in our ability to fulfill our clients’ service expectations. Furthermore, the Internet search companies that operate these media marketplaces may change the operating rules or bidding procedures in ways that decrease the effectiveness of the technology that we use to optimize our purchases or otherwise prevent us from purchasing media at reasonable prices or at all. Any change in our ability to provide effective online marketing campaigns to our clients may adversely affect our ability to attract and retain clients.

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

•
Other SMB Marketing Providers. We also compete with technology companies providing online marketing platforms focused on the SMB market such as Angie’s List and Yelp, as well as new market entrants, such as Groupon and LivingSocial, which are actively focused on new forms of online marketing solutions for SMBs and, in some cases, building significant direct sales forces.

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

As the market for local online advertising increases, we expect new competitors, business models and solutions to emerge, some of which may be superior to ours. We also believe that the marketplace for online media is more transparent than other media marketplaces. Our competitors may use information available to them to price their products at a discount to the prices that we currently offer. Clients and potential clients might adopt competitive products and services in lieu of purchasing our solutions, even if our online marketing and reporting solutions are more effective than those offered by our competitors, if we are not able to differentiate our products and convince clients that our products are more effective that our competitors’ offerings. For all of these reasons, we may not be able to compete successfully against our current and potential competitors.

We may be unsuccessful in managing or growing our international operations, which could harm our business, operating results and financial condition.

We currently have international sales operations in Australia, the United Kingdom, Canada, Germany, the Netherlands and Japan, and campaign support services in India. Revenue from international operations outside North America accounted for 22.9% and 17.1% of total revenue for the years ended December 31, 2011 and in 2010, respectively. Over the long term, we intend to expand our international operations to new markets and countries. We may incur losses or otherwise fail to enter new markets successfully.

Our ability to operate internationally involves various risks, including the need to invest significant resources, the possibility that returns on such investments will not be achieved in the near future and competitive environments with which we are unfamiliar. Our international operations may not prove to be successful in certain or any markets. In addition, we have incurred and expect to continue to incur significant expenses as we attempt to establish our presence in particular international markets. Our current and any future international expansion plans will require management attention and resources and may be unsuccessful. While we began entering non English-speaking countries with our entrance into Germany in the fourth quarter of 2010, prior to that our primary focus in international operations had been in English-speaking countries. We, therefore, are still gaining experience in modifying our technology and selling our solutions in non-English speaking international markets. Furthermore, in many international markets, we would not be the first entrant, and there may exist greater competition with stronger brand recognition than we have faced in our current markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and operating results to suffer.

Our international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•	difficulties or delays in developing a network of clients in one or more international markets;

•	legal, political or systemic restrictions on the ability of U.S. companies to market products and services or otherwise do business in foreign countries;

•
different regulatory requirements, including regulation of internet services, privacy and data protection, banking and money transmitting, and selling, that may limit or prevent the offering of our products in some jurisdictions;

•
international intellectual property laws that may be insufficient to protect our intellectual property or permit us to successfully defend ourselves or our intellectual property in international lawsuits;

•	different employee/employer relationships and the existence of workers’ councils and labor unions, which could make it more difficult to terminate underperforming IMCs;

•	difficulties in staffing and managing foreign operations;

•	greater difficulty in accounts receivable collection;

•	currency fluctuations or a weakening U.S. dollar, which can increase costs of international expansion;

•	potential adverse tax consequences, including the difficulty of repatriating money;

•	lack of infrastructure to adequately conduct electronic commerce transactions; and

•	price controls or other restrictions on foreign currency.

As a result of these obstacles, we may find it impossible or prohibitively expensive to continue or expand our international operations and replicate our business model, which could harm our business, operating results and financial condition.

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

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Our executive officers have become vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. As of March 2, 2012, approximately 92% of outstanding stock options held by our employees were underwater.

During 2011, we realigned the roles of some of our executive management team. Those changes may not prove effective or may be disruptive to our business and could adversely affect our business and results of operations.

The impact of worldwide economic conditions, including the resulting effect on advertising budgets, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions and their impact on levels of advertising. In addition, as we increase our international footprint, we will become more sensitive to economic conditions outside of North America. We believe that the economic conditions remain challenging in North America and internationally, which  have adversely affected our business.

To the extent that economic difficulties continue, or worldwide economic conditions materially deteriorate, our existing and potential clients may no longer consider investment in our online marketing solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, online marketing advertising solutions may be viewed by some of our existing and potential clients as a lower priority and may be among the first expenditures reduced as a result of unfavorable economic conditions. These developments could cause us to respond by temporarily reducing hiring or taking other measures and could have an adverse effect on our business, operating results and financial condition.

We are exposed to fluctuations in currency exchange rates.

Because we conduct a significant and growing portion of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. Our foreign operations are exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income. Similarly, if the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transaction will result in decreased revenue, operating expenses and net income. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 33% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively.

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

We distribute our products and services through a separate sales force for national brands with operations in multiple local markets, as well as select third-party agencies and resellers. Recently, revenue from our domestic agencies and resellers has declined and although we are increasing investment in this channel, we may not be able to stabilize or grow our revenue from agencies and resellers. More generally, because national brands, agencies and resellers typically represent an aggregated group of SMB clients, if our relationship with one or more of these persons or companies were restricted or terminated, our sales would decrease and our revenue would be adversely affected, potentially materially. In addition, our strategy of distributing our products and services to our clients through our Direct Local channel and through our National Brands, Agencies and Resellers channel may result in distribution channel conflicts. Our Direct Local sales efforts may compete with our third-party agency and resellers and, to the extent different third-party agencies and resellers target the same clients, they may also come into conflict with each other. While we have certain policies in place to address these potential conflicts, there can be no assurance that these channel conflicts will not materially adversely affect our relationship with existing third-party agencies and resellers or adversely affect our ability to attract new third-party agencies and resellers. In the event that any of our relationships with existing third-party agencies and resellers are terminated or we are unable to attract new third-party agencies and resellers as a result of these distribution channel conflicts, our sales may suffer and our revenue may decline.

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

We rely on third-party vendors, including data center, software as a service, cloud computing Internet infrastructure and bandwidth providers. Any disruption in the services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with our clients and adversely affect our brand and our business and could expose us to liabilities to third parties.

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

Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, client demands and competitive pressures. In some circumstances, such as our acquisitions of SMB:LIVE and DealOn, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us. We may also inherit liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, intellectual property disputes, commercial disputes, tax liabilities and other known and unknown liabilities. In addition, we may borrow to complete an acquisition, which would increase our costs, or issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. Historically, we have primarily grown organically, rather than through acquisitions. As a result, we have somewhat limited experience in identifying and executing acquisition opportunities. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results.

We may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We may require additional capital to operate or expand our business. In addition, some of the product development initiatives we have in the early stages of development may require substantial additional capital resources before they begin to generate material revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to service our existing clients or acquire new clients, which could have an adverse effect on our business, operating results and financial condition.

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

The intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations.

Our corporate structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. Our intercompany arrangements allocate income to such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, there is uncertainty in relation to the U.S. tax legislation in terms of the future corporate tax rate but also in terms of the U.S. tax consequences of income derived from intellectual property related income earned overseas in low tax jurisdictions.

Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits which we intend to eventually derive could be undermined if we are unable to adapt the manner in which we operate our business and due to changing tax laws.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, increased cost of operations, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online payment services. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. These laws and regulations could have a significant impact on online advertising services depending on how these laws and regulations are interpreted and enforced.  It is also clear that the laws and regulations are intending to regulate behavioral targeting, the availability of which could become highly limited are eliminated entirely.  Our product suite does not rely heavily on the use of behavioral targeting, but we do offer a display remarketing product, which involves showing a consumer an ad for the website of an advertiser that the consumer has previously visited.

In addition, a number of proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy, data protection and data breach notifications.  Some of the proposed changes to U.S. and European law could require that we obtain prior consent before using cookies or other tracking technologies or provide a “do not track” mechanism  in certain circumstances. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

    We receive, store and process personal information and other user data, including credit card information for certain users. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause our advertisers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties with whom we work, such as our publishers or our providers of telephony services, violate applicable laws or our policies, such violations may also put our users’ information at risk and could have an adverse effect on our business.

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

Shares of our common stock were sold in our initial public offering in May 19, 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $28.39 and as low as $6.08 through March 2, 2012. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	changes in the amounts and frequency of share repurchases;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our solutions;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

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

As of December 31, 2011, approximately 65% of our common stock is held by our directors, officers and entities affiliated with our directors. This percentage may increase as the Company is purchasing up to $20 million (including repurchases in 2011) of its common stock under a share repurchase program (see Part II, Item 5, “Common Stock Repurchases”). Such shares have not been subject to lock-up agreements since November 2010. A number of members of our management team have adopted 10(b)5-1 trading plans covering approximately 0.7 million shares of common stock. In addition, insiders may seek to sell shares without the adoption of trading plans. If there are substantial sales of our common stock in the public market, the trading price of our common stock could decline significantly. In addition, as of December 31, 2011 approximately 6.5 million shares subject to outstanding options under our 2004 Stock Plan and our Amended and Restated 2008 Stock Incentive Plan, are eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

Our management generally has broad discretion to use the net proceeds to us from our initial public offering, and our stockholders will be relying on the judgment of our management regarding the application of these proceeds. We have used and will continue to use the net proceeds for the acquisition of businesses, solutions and technologies that we believe are complementary to our own. If we do not invest or apply the net proceeds from the offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Investment funds managed by VantagePoint Capital Partners own a substantial amount of our stock and have significant influence over our business. In the aggregate, insiders own a majority of our outstanding stock.

As of December 31, 2011, VantagePoint Capital Partners, one of our early venture capital investors, beneficially owned approximately 44% of our outstanding common stock (subject to increase from the aforementioned stock buy-back program). As a result, VantagePoint has significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors. VantagePoint’s significant ownership also could affect the market price of our common stock by, for example, delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us. Alan Salzman, the Chief Executive Officer of Vantage Point, serves as Chairman of our board of directors.

As of December 31, 2011, our current directors and executive officers as a group beneficially own approximately 65% of our outstanding common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate. We lease 38,592 square-feet for our corporate office in Woodland Hills, California, and 66,785 square-feet for our corporate and sales offices in Plano, Texas. We also have over 50 leases for sales offices, support facilities and data centers in other locations in North America and overseas.

Item 3. Legal Proceedings.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no litigation pending that is likely to have a material adverse effect on our results of operations and financial condition.

On March 1, 2010, a class action lawsuit was filed by two of our former employees in California Superior Court in Los Angeles, California. The complaint alleged wage and hour violations in a Fair Labor Standards Act collective action and a California class action. On December 9, 2011, the Court granted final approval of a settlement of the class action for $0.8 million, which together with legal costs resulted in a charge of $0.8 million recorded in fiscal 2010.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on The Nasdaq Global Select Market since May 20, 2010 under the symbol “RLOC.” The following table sets forth the high and low sales price for our common stock as reported by The Nasdaq Global Select Market for the period indicated.

	2010		2011
	High	Low	High	Low
First quarter	$—	$—	$28.39	$16.54
Second quarter	$16.99	$11.80	$26.00	$15.57
Third quarter	$15.25	$12.25	$21.73	$10.49
Fourth quarter	$21.14	$13.43	$11.10	$6.08

As of March 9, 2012, we had approximately 45 stockholders of record of our common stock. We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

The following graph compares, for the period from May 20, 2010 through December 31, 2011, the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the RDG Internet Composite Index. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the RDG Internet Composite Index, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance:

	5/20/10	5/10	6/10	9/10	12/10	3/11	6/11	9/11	12/11

ReachLocal Inc.	100.00	98.00	86.58	91.99	132.91	133.51	139.05	72.56	41.26
NASDAQ Composite	100.00	91.71	86.24	97.07	108.71	114.21	114.05	99.25	107.46
RDG Internet Composite	100.00	93.18	86.98	103.36	113.65	119.27	114.95	109.33	117.15

Recent Sales of Unregistered Securities

On February 22, 2010, we agreed to issue up to 364,632 shares of common stock as partial deferred consideration for the acquisition of SMB:LIVE Corporation, and on February 22, 2011, August 22, 2011, and February 22, 2012, we issued 90,062, 93,346 and 181,224 of such shares of our common stock, respectively.

On February 8, 2011, we agreed to issue up to 21,297 shares of common stock as partial deferred consideration for the acquisition of DealOn, LLC, and on February 8, 2012 we issued 10,649 of such shares of our common stock.

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

Common Stock Repurchases

On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. At December 31, 2011, we had executed repurchases of $6.7 million of our common stock under the program. From January 1, 2012 to March 9, 2012, we executed repurchases of an additional $2.6 million of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Common stock repurchases during the quarter ended December 31, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under a Publicly Announced Program
October 2011	--	--	--	--
November 2011	304,584	$8.77	304,584	$17,328,147
December 2011	564,781	$7.07	564,781	$13,337,355

Item 6. Selected Financial Data.

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this report. In addition, as a result of the winding down of the operations of Bizzy, the local recommendation engine we developed, we have reclassified and presented all Bizzy related historical financial information as “discontinued operations” in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2011	2010	2009	2008	2007
(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$375,241	$291,689	$203,117	$146,687	$68,356
Cost of revenue (1)	190,559	159,018	112,218	77,496	39,262
Operating expenses:
Selling and marketing (1)	139,929	108,529	76,089	61,054	24,435
Product and technology (1)	15,602	9,957	4,657	2,938	1,911
General and administrative (1)	33,313	23,629	15,529	12,128	5,804
Total operating expenses	188,844	142,115	96,275	76,120	32,150
Loss from operations	(4,162)	(9,444)	(5,376)	(6,929)	(3,056)
Gain on acquisition of ReachLocal Australia	—	—	16,223	—	—
Equity in losses of ReachLocal Australia	—	—	—	(813)	(250)
Other income (expense), net	928	601	(7)	889	669

	Year Ended December 31,
	2011	2010	2009	2008	2007
Income (loss) before provision (benefit) for income taxes	(3,234)	(8,843)	10,840	(6,853)	(2,637)
Provision (benefit) for income taxes	735	(540)	217	145	11
Income (loss) from continuing operations, net of income taxes	(3,969)	(8,303)	10,623	(6,998)	(2,648)
Loss from discontinued operations, net of income taxes	(6,215)	(2,844)	(601)	—	—
Net income (loss)	(10,184)	(11,147)	10,022	(6,998)	(2,648)
Undistributed income attributable to preferred stockholders…….	—	—	8,638	—	—
Net income (loss) available to common stockholders…………	$(10,184)	$(11,147)	$1,384	$(6,998)	$(2,648)

Pro forma net income (loss) per share (unaudited)(2):
Net income (loss) per share from continuing operations, basic	$(0.14)	$(0.32)	$0.46	$(0.31)
Net loss per share from discontinued operations, basic	(0.21)	(0.11)	(0.03)	—
Net income(loss) per share, basic	$(0.35)	$(0.42)	$0.44	$(0.31)

Pro forma net income (loss) per share (unaudited)(2):
Net income (loss) per share from continuing operations, diluted	$(0.14)	$(0.32)	$0.43	$(0.31)
Net loss per share from discontinued operations, diluted	(0.21)	(0.11)	(0.02)	—
Net income(loss) per share, diluted	$(0.35)	$(0.42)	$0.41	$(0.31)

Pro forma weighted average shares outstanding used in calculating net income (loss) per share (unaudited)(2):
Basic	28,974	26,286	22,995	22,389
Diluted	28,974	26,286	24,613	22,389

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in the above line items (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Stock-based compensation:
Cost of revenue	$200	$244	$86	$34	$18
Selling and marketing	1,402	1,202	566	338	94
Product and technology	1,387	1,104	117	73	16
General and administrative	5,392	3,123	2,145	1,366	278
	$8,381	$5,673	$2,914	$1,811	$406

	Year Ended December 31,
	2011	2010	2009	2008	2007
Depreciation and amortization:
Cost of revenue	$645	$364	$261	$186	$83
Selling and marketing	1,443	1,038	889	596	205
Product and technology	6,764	3,822	1,741	916	603
General and administrative	1,422	1,078	430	154	49
	$10,274	$6,302	$3,321	$1,852	$940

(2)	See Note 2 to our consolidated financial statements for an explanation of the method used to calculate pro forma basic and diluted net income per share of common stock.

	December 31,
	2011	2010	2009	2008	2007
(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$85,169	$88,114	$43,416	$39,127	$31,912
Working capital	$17,524	$27,082	$(6,606)	$15,256	$22,913
Total assets	$166,437	$151,399	$97,761	$51,124	$38,881
Total liabilities	$84,150	$69,383	$55,643	$28,610	$12,590
Total stockholders’ equity	$82,287	$82,016	$42,118	$22,514	$26,291

	Year Ended December 31,
	2011	2010	2009	2008	2007
(in thousands)
Other Financial Data:
Net cash provided by operating activities	$18,989	$17,675	$14,308	$12,062	$7,421
Capital Expenditures (unaudited) (3)	$12,441	$8,526	$4,613	$5,152	$2,479
Non-GAAP Financial Measures (unaudited):
Adjusted EBITDA (4)	$15,915	$3,133	$1,920	$(3,266)	$(1,710)
Underclassmen Expense (5)	$44,488	$36,073	$26,824	$27,886	$10,044

	December 31,
	2011	2010	2009	2008	2007

Other Operational Data:
Number of IMCs:
Upperclassmen	372	286	235	80	16
Underclassmen	424	379	280	337	152
Total	796	665	515	417	168
Active Advertisers (6)	19,100	16,900	14,700	11,600	7,400
Active Campaigns (7)	27,500	22,700	18,600	13,500	8,900

(3)
Represents purchases of property and equipment and the amount of software development costs capitalized, in aggregate, excluding stock-based compensation and the acquisition of ReachLocal Australia in September 2009 (see Note 4 to our consolidated financial statements), and excluding capital expenditures related to the discontinued operations of Bizzy.

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

Overview

Our mission is to help small and medium-sized businesses, or SMBs, acquire, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including search engine marketing, Web presence and social media marketing, display advertising, remarketing, online marketing analytics and other related products and services, each targeted to the SMB market. We deliver these solutions to SMBs through a combination of our proprietary platform, the RL Platform, and our direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers.

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

We generate revenue by providing online advertising solutions for our clients through our portfolio of online marketing and advertising solutions. We sell our search engine marketing product, ReachSearch, our display advertising product, ReachDisplay, and our remarketing product, based on a package pricing model in which our clients commit to a fixed fee that includes the media; the optimization, reporting and tracking technologies of the RL Platform; and the personnel dedicated to support and manage their campaigns. While we do not commit to a specific set of results, we work with our clients to meet their marketing objectives. For our ReachSearch product, we believe clients evaluate performance based on the number and quality of leads (phone, email and other) received. For our ReachDisplay and remarketing products, we believe clients focus on the numbers of customers reached and the accuracy of targeting achieved through the campaign. Each of these products includes access to multiple publishers, some of which are not directly available to SMBs, as well as access to our proprietary optimization and tracking technologies that dynamically adjust the publishers to which we allocate clients’ media spend in order to meet their performance objectives. For these reasons, while we rely on third-party publishers for the substantial majority of the media we purchase on behalf of our clients, we are not simply a reseller of media; rather, we market our products as a complete package of media optimized for the client. We also generate revenue from digital marketing solutions for our clients that do not include the purchase of third-party media, including our campaign performance tracking product, TotalTrack, our assisted chat product, TotalLiveChat and ReachCast. Generally our products are sold to our clients in a single budget to simplify the purchasing process.

Nearly all of our cost of revenue is for the purchase of media and nearly all of the media we purchase is from Google, Bing and Yahoo!. A substantial majority of the media we purchase is from Google. We generally purchase this media in an auction marketplace. We believe that our technology enables us to purchase this media efficiently and, as a result, allows us to fulfill our clients’ expected level of performance. However, an increase in the cost of media in these marketplaces without a corresponding increase in our media buying efficiency could result in an increase in our cost of revenue as a percentage of revenue even if our business expands. In addition, such an increase could result in an increase in the prices we must charge our clients or a decrease in our ability to fulfill our clients’ service expectations at the existing package price. While we enter into rebate and incentive programs with some publishers, these incentive programs are subject to change or cancellation with little notice, and, on occasion, these incentives have been cancelled, reduced or have required us to comply with rules that reduce the benefit of the incentives from what we previously received. For further information, see the section titled “Risk Factors—We purchase most of our media from Google, and our business could be adversely affected if Google takes actions that are adverse to our interests.”

We first offered our products and services solely through third-party agencies and resellers that, in turn, offered them to their end advertiser clients. In 2007, we began to allocate resources to focus on sales to national or regional businesses with multiple locations, such as franchisors, which we refer to as national brands. Because the sale to agencies, resellers and national brands involves negotiations with businesses that generally represent an aggregated group of SMB advertisers, we group them together as our National Brands, Agencies and Resellers channel. In 2006, we made the strategic decision to invest in creating a direct local sales force and began selling our products and services through our IMCs. We refer to sales through our IMCs as our Direct Local channel. Sales in the Direct Local channel accounted for 78% of our revenue in 2011 and 75% of our revenue in 2010. Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth, and it is our largest operating expense.

In December 2006, we entered our first market outside of North America through a joint venture in Australia. On September 11, 2009, we acquired the remaining interest in our Australian joint venture. In connection with the ReachLocal Australia acquisition, we recognized a non-cash gain of $16.2 million in 2009. We now own all our international operations and currently have sales operations in Australia, Germany, the United Kingdom,Canada, and Netherlands. At December 31, 2011, 197 of our 796 total IMCs were located outside of North America.

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

Business Model and Operating Metrics

Our Direct Local channel has grown more rapidly than our other channels. As a percentage of total revenue, Direct Local revenue increased to 78% in 2011 from 75% in 2010. Growth in Direct Local revenue is primarily driven by increases in the quality, tenure and productivity of IMCs employed by the Company.

Typically, each month we hire 40-60 IMCs worldwide, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen. With each new class of Underclassmen, we track how they are performing relative to a standard level of revenue growth and other performance metrics for each month after their training. Understanding the performance of past and current Underclassmen allows us to adjust our investment in additional Underclassmen in the event we detect significant changes in their productivity.

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

•
Macroeconomic and Business Conditions. Macroeconomic conditions directly impact the amount of money SMBs allocate to market their business. Commencing in mid-2008, IMC productivity was significantly impacted by the economic recession as some of our SMB clients were forced to close or temporarily suspend their operations, while others curtailed their marketing expenditures in light of a contraction in consumer spending. At the end of 2009 and throughout 2011, our IMC productivity remained higher than those levels experienced at the end of 2008. However, we believe the economic conditions remain challenging, particularly in North America. This has impacted new advertiser acquisition more than sales to existing advertisers. In addition, our IMCs’ productivity is affected by the amount of competition and online advertising consumption by SMBs. For example, our international IMCs have on average been more productive, which we attribute to lower levels of competition and online advertising consumption by SMBs in those markets.

•
Number of Products. We believe that expanding our comprehensive suite of online marketing and reporting products and services will allow us to generate more revenue from each SMB relationship. Prior to 2009, we primarily offered a single product, ReachSearch. Since then, we launched our ReachDisplay and remarketing products in 2009, our TotalLiveChat and ReachCast products in 2010, and our search retargeting and international ReachCast products in 2011.

•
IMC Capacity. We continually endeavor to enhance the productivity of our IMCs. Our business model therefore contemplates additional investments in technology and support personnel to assist our IMCs in managing and maintaining existing clients in order to increase their capacity to acquire new clients. For example, we have invested in expanding our existing customer support team to include campaign performance personnel, who have assumed many of the day-to-day campaign management obligations of our IMCs, and are providing account managers to help our more successful Upperclassmen continue to focus on new client acquisition.

•
Client Tenure. One of the most time-consuming activities for our IMCs is the process of prospecting, arranging a time to visit and obtaining the first order for our products and services from a new client. A key factor in IMC productivity is therefore the success of our efforts to continue to sell our products and services to existing clients, which requires significantly less of an IMC’s time. We believe that a measure of the success of these efforts is the percentage of our revenue generated by sales to clients with different tenures. For this purpose, on an annual basis, we divide our clients into three groups to measure their revenue contribution:

•
Trial Period Clients. We characterize a client’s initial four months as the “trial period” because that is generally the minimum term for a new client’s first agreement, and we believe that four months is the shortest period in which performance of an advertising campaign can be fully assessed.

•
First-Year Post-Trial Clients. We characterize a client that continues to advertise through us after its four-month trial period and for up to one year after its trial period as a First-Year Post-Trial Client.

•	Long-Term Clients. We characterize clients that continue to advertise through us for more than one year after their trial period as Long-Term Clients.

The chart below presents the percentage of total revenues represented by our trial period, first-year post-trial, and long-term clients for the years ended December 31, 2009 to 2011.

We regularly review a number of other financial and operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. The following table shows certain key operating metrics for the three years ended December 31, 2011, 2010 and 2009.

	December 31,
	2011	2010	2009
Number of IMCs (at period end):
Upperclassmen	372	286	235
Underclassmen	424	379	280
Total	796	665	515

Underclassmen Expense (in thousands) (1)	$44,488	$36,073	$26,824

Active Advertisers (at period end) (2)	19,100	16,900	14,700

Active Campaigns (at period end) (3)	27,500	22,700	18,600

(1)	See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for our definition of Underclassmen Expense.
(2)	See Part II, Item 6, “Selected Financial Data” for our definition of Active Advertisers.
(3)	See Part II, Item 6, “Selected Financial Data” for our definition of Active Campaigns.

Number of IMCs

Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth. Typically, each month we hire 40-60 IMCs worldwide, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen. In particular, our revenue growth is driven by the increase in the number of our Upperclassmen, who are significantly more productive than our Underclassmen. As such, we believe that our ability to grow our business is highly dependent on our ability to grow the number of our Upperclassmen. Beyond our hiring practices, which determine the number of IMCs to be hired as well as the rate at which we hire them, the increase in the number of Upperclassmen depends primarily on the productivity of Underclassmen, as the majority of Underclassmen attrition has been involuntary and is based on performance relative to a standard level of revenue growth and other performance metrics determined by us. We do not expect all Underclassmen to become Upperclassmen, and our investment decisions anticipate the cost of attrition. Our revenue growth is also driven by the increase in the number of our international IMCs as our international IMCs are on average more productive than our IMCs in North America, which we attribute to lower levels of competition and online advertising consumption by SMBs in those markets. The increase in the number of international IMCs was a result of our international expansion.

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

We determine the amount to invest in Underclassmen Expense based on our objectives for development of the business and the key factors affecting IMC productivity described above. The increase in Underclassmen Expense in 2011 as compared to the preceding year was primarily attributable to our international expansion.

Active Advertisers and Active Campaigns

We track the number of Active Advertisers and Active Campaigns to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization and other personnel and resources. Active Advertisers and Active Campaigns increased in 2011 due to an increase in the number of IMCs selling our products.

Basis of Presentation

Sources of Revenue

We derive our revenue principally from the provision and sale of online advertising to our clients. Revenue includes the sale of our ReachSearch, ReachDisplay, remarketing and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, the optimization, reporting and tracking technologies of the RL Platform, and the personnel dedicated to support and manage their campaigns; the sale of our ReachCast, TotalTrack, TotalLiveChat, and other products and services; and set-up, management and service fees associated with these products and other services. We distribute our products and services directly through our sales force of IMCs, who are focused on serving SMBs in their local markets through an in-person, consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to SMBs ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

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

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in a manner similar to Direct Local clients or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.3 million of accounts receivables related to our National Brands, Agencies and Resellers at December 31, 2011.

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the corresponding period in which revenue is recognized. From time to time, publishers offer the Company rebates based upon various factors and operating rules, including the amount of media purchased. We record these rebates in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher, or as an other receivable, as appropriate. Cost of revenue also includes third-party telephone and information services costs, data center and third-party hosting costs, credit card processing fees, third-party content and other direct costs.

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

Product and technology expenses also include the amortization of the technology obtained in acquisitions and expenses of the deferred payment obligations related to product and technology personnel.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, human resources and corporate communications, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums and other expenses, including occupancy, technology and other direct overhead, public company costs and other corporate expenses.

Discontinued Operations. As a result of the winding down of the operations of Bizzy, we have reclassified and presented all related historical financial information as “discontinued operations” in the Consolidated Balances Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, all Bizzy related activities have been excluded from the following discussions, unless specifically referenced.

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

Our Direct Local clients, which represented 78% of revenue for 2011, generally prepay for services either by credit card, electronic debit, or check prior to the commencement of each approximately 30-day cycle of a campaign.

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

When we offer future incentives to our clients in exchange for minimum commitments, we estimate the amount of the future incentives that will be earned by our clients and defer a portion of the otherwise recognizable revenue. Our estimate is based upon a statistical analysis of previous campaigns for which such incentives were offered. Should a client not meet its minimum commitment and therefore no longer qualify for the incentive, we recognize the revenue previously deferred related to the estimated incentive. Our estimates are based upon historical actual results and unexpected changes in client purchasing patterns could render our estimates inaccurate.

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

After our initial public offering, the fair values of our common stock underlying stock options granted have been based on the market price of our common stock.

We granted stock options with the following exercise prices during 2011:

Grant Dates	Number of Shares Underlying Options	Exercise Price Per Share	Estimated Fair Value Per Underlying Share as of Grant Date	Intrinsic Value Per Share at Date of Grant
February 2011	244,650	$20.98	$20.98	$—
February 2011	700,000	$22.46	$20.98	$—
April 2011	236,100	$25.51	$25.51	$—
June 2011	56,045	$17.32	$17.32	$—
August 2011	229,650	$16.70	$16.70	$—
November 2011	246,800	$7.56	$7.56	$—

We estimate the fair value of each option award on the date of grant using the Black-Scholes option pricing model. We determined weighted average valuation assumptions as follows:

•
Volatility. As we have a limited trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the median historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low.

•
Expected term. The expected term was estimated using the simplified method allowed under SEC Staff Accounting Bulletin No. 107, Share-Based Payment. We use this method because we have limited historical data to estimate future terms and we are unable to obtain objective, measurable and comparative historical data of comparable companies.

•	Risk free interest rate. The risk free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

The following table summarizes the assumptions relating to our stock options granted during 2011:

Expected dividend yield	0%
Risk free interest rate	1.88%
Expected life, in years	4.75
Expected volatility	57%

In addition, we estimate the forfeiture rate using our historical experience with forfeitures. We review the estimated forfeiture rates each period end and make changes as factors affecting the forfeiture rate calculations and assumptions change.

Using the Black-Scholes option pricing model, we recorded non-cash stock-based compensation expenses related to employee stock options granted of approximately $7.7 million and $5.1 million during 2011 and 2010, respectively, which includes $1.1 million and $1.2 million of SMB:LIVE deferred stock compensation during 2011 and 2010, respectively. At December 31, 2011, we had unrecorded compensation costs of $18.3 million related to unvested stock options and deferred stock consideration. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.4 years.

During 2011, we also issued 94,000 restricted stock units with a vesting period of 4 years. During 2011 and 2010, we recorded non-cash stock-based compensation expense of approximately $0.7 million and $0.6 million related to restricted stock units, respectively. At December 31, 2011, we had $2.0 million of unrecognized compensation expense related to unvested restricted stock units. Changes in assumptions could impact the amount of restricted stock compensation expense.

Software Development Costs

We capitalize our costs to develop internal-use software when management has determined the development efforts will result in new or additional functionality or results in new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred. We track our costs by project and by each release and objectively determine which projects resulted in additional functionality or new products for which we can improve our offerings and market presence. Our developers, engineers and quality assurance staff currently record their time spent on various projects on a weekly basis so we may determine the approximate amount of costs that should be capitalized. Our senior management team reviews these estimates to determine the appropriate level of capitalization. We monitor our existing capitalized software and reduce its carrying value as the result of releases that render previous features or functions obsolete or otherwise reduce the value of previously capitalized costs.

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

Due to a history of losses, we have provided a valuation allowance against our deferred tax assets as more fully described in Note 10 of the consolidated financial statements. The ability to utilize these losses, any future losses and any other tax credits or attributes may be restricted or eliminated by changes in our ownership, including potentially as a result of our public offering, changes in legislation and other rules affecting the ability to offset future taxable income with losses from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on a quarterly basis, and our assessment at December 31, 2011 reflects a continued need for a valuation allowance.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $18.7 million as of December 31, 2011, which included $16.2 million of non-cash gain discussed below. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

As a result of the acquisition of the portion of ReachLocal Australia that we did not previously own, in 2010 we recognized a non-cash gain of $16.2 million. We did not record an income tax provision on the gain since management intends to hold its investment in ReachLocal Australia indefinitely.

As a result of the acquisition of SMB:LIVE on February 22, 2010, we recorded a one-time discrete deferred tax benefit of $0.7 million from intangible assets recorded on the date of acquisition.

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

Goodwill

Total goodwill of $41.8 million as of December 31, 2011 and $34.1 million as of December 31, 2010 is related to our acquired businesses. We operate in one reportable segment, in accordance with ASC 280, Segment Reporting, and have identified two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. North America assigned goodwill is $9.4 million in 2011 and $1.7 million in 2010.  Australia assigned goodwill is $32.4 million for 2011 and 2010.  We review the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. We perform our annual assessment of goodwill impairment as of the first day of each fourth quarter.

For the year ended December 31, 2011, we adopted the amended guidance for assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in accordance with ASC 350-20, Intangibles – Goodwill and Other. Entities are provided with the option of first performing a qualitative assessment on any of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test.If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test is necessary. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective carrying amounts, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We estimate fair value utilizing the projected discounted cash flow method and discount rate determined by management to commensurate the risk inherent in our business model.

 We performed our annual assessment of goodwill impairment as of the first day of the fourth quarter of 2011 and 2010, and determined that it was more likely than not that there was no impairment of goodwill. Accordingly, no impairment of goodwill was recorded as of December 31, 2011 and 2010.

Long-Lived Assets and Intangible Assets

We report finite-lived, acquisition-related intangible assets at fair value, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined.

Management reviews the carrying values of long-lived assets, including intangible assets, for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. In our analysis of other finite lived amortizable intangible assets, we apply the guidance of ASC 350-20, Intangibles – Goodwill and Other, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various developed technologies and client relationships of the businesses we have acquired.  Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

At December 31, 2011 and 2010, we had $2.0 million and $1.7 million, respectively, of intangible assets resulting from acquisitions. In accounting for the 2009 ReachLocal Australia acquisition, we recorded other intangible assets related to pre-existing client relationships of $2.3 million. At December 31, 2011 and 2010, we had $0.5 million and $1.3 million, respectively, of intangible assets resulting from the ReachLocal Australia acquisition. In accounting for the 2010 acquisition of SMB:LIVE, we recorded other intangible assets related to purchased technology of $2.3 million. At December 31, 2011 and 2010, we had $0.9 million and $1.7 million, respectively, of intangible assets resulting from the SMB: LIVE acquisition.

During 2011, we recorded a $0.8 million impairment charge to intangible assets related to customer relationships acquired in the DealOn acquistion. This impairment is recorded in Cost of Revenue and results from a diminution in value attributable to an adjustment in our business strategy for ReachDeals and the elimination of our dedicated deal sales force. Management had determined that there was no impairment of long-lived assets as of December 31, 2010.

Results of Operations

Comparison of the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
(in thousands, except per share data)
Revenue	$375,241	$291,689	$203,117
Cost of revenue (1)	190,559	159,018	112,218
Operating expenses:
Selling and marketing (1)	139,929	108,529	76,089
Product and technology (1)	15,602	9,957	4,657
General and administrative (1)	33,313	23,629	15,529
Total operating expenses	188,844	142,115	96,275
Loss from operations	(4,162)	(9,444)	(5,376)
Gain on acquisitions of ReachLocal Australia	—	—	16,223
Other income (expense), net	928	601	(7)
Income (loss) before provision (benefit) for income taxes	(3,234)	(8,843)	10,840
Provision (benefit) for income taxes	735	(540)	217
Income (loss) from continuing operations, net of income taxes	(3,969)	(8,303)	10,623
Loss from discontinued operations, net of income taxes	(6,215)	(2,844)	(601)
Net income (loss)	(10,184)	(11,147)	10,022
Undistributed income attributable to preferred stockholders	—	—	8,638
Net income (loss) available to common stockholders	$(10,184)	$(11,147)	$1,384

Net income (loss) available to common stockholders:
Net income (loss) from continuing operations, net of income taxes	$(3,969)	$(8,303)	$1,985
Loss from discontinued operations, net of income taxes	(6,215)	(2,844)	(601)
Net income (loss)	$(10,184)	$(11,147)	$1,384

Net income (loss) per share available to common stockholders, basic:
Net income (loss) per share from continuing operations, basic	$(0.14)	$(0.42)	$0.32
Net loss per share from discontinued operations, basic	(0.21)	(0.14)	(0.10)
Net income (loss) per share, basic	$(0.35)	$(0.56)	$0.22

Net income (loss) per share available to common stockholders, diluted:
Net income (loss) per share from continuing operations, diluted	$(0.14)	$(0.42)	$0.25
Net loss per share from discontinued operations, diluted	(0.21)	(0.14)	(0.07)
Net income (loss) per share, diluted	$(0.35)	$(0.56)	$0.18

Weighted average common shares used in the computation of net income (loss) per share available to common stockholders:
Basic	28,974	19,867	6,283
Diluted	28,974	19,867	7,901

The following earnings per share information is presented as if all preferred shares were converted into common stock as of the beginning of the period presented.
Pro-forma net income (loss) per share, as if converted:
Net income (loss) per share from continuing operations, basic	$(0.14)	$(0.32)	$0.46
Net loss per share from discontinued operations, basic	(0.21)	(0.11)	(0.03)
Net income (loss) per share, basic	$(0.35)	$(0.42)	$0.44

	Year Ended December 31,
	2011	2010	2009

Net income (loss) per share from continuing operations, diluted	$(0.14)	$(0.32)	$0.43
Net loss per share from discontinued operations, diluted	(0.21)	(0.11)	(0.02)
Net income (loss) per share, diluted	$(0.35)	$(0.42)	$0.41

Pro-forma weighted average common shares used in computation of net income (loss) per share, as if converted:
Basic	28,974	26,286	22,995
Diluted	28,974	26,286	24,613

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in the above line-items (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation:
Cost of revenue	$200	$244	$86
Selling and marketing	1,402	1,202	566
Product and technology	1,387	1,104	117
General and administrative	5,392	3,123	2,145
	$8,381	$5,673	$2,914

Depreciation and amortization:
Cost of revenue	$645	$364	$261
Selling and marketing	1,443	1,038	889
Product and technology	6,764	3,822	1,741
General and administrative	1,422	1,078	430
	$10,274	$6,302	$3,321

Revenue

	Year Ended December 31,
	2011	2010	2009	2011-2010 % Change	2010-2009 % Change
(in thousands)
Direct Local	$291,444	$217,846	$141,492	33.8%	54.0%
National Brands, Agencies and Resellers	83,797	73,843	61,625	13.5%	19.8
Total revenue	$375,241	$291,689	$203,117	28.6%	43.6%

At period end:
Number of IMCs:
Upperclassmen	372	286	235	30.1%	21.7%
Underclassmen	424	379	280	11.9%	35.4
Total	796	665	515	19.7%	29.1%
Active Advertisers (at period end)	19,100	16,900	14,700	13.0%	15.0%
Active Campaigns (at period end)	27,500	22,700	18,600	21.1%	22.0%

The increase in Direct Local revenue of $73.6 million in 2011 compared to 2010 was largely attributable to the increase in productivity of our IMCs as a result of the increases in the number of Upperclassmen, the tenure of our Upperclassmen, and the number of international IMCs as a percentage of our total IMCs as our international IMCs are on average more productive, which we attribute to lower levels of competition and online advertising consumption by SMBs in those markets.

The increase in National Brands, Agencies and Resellers revenue of $10.0 million in 2011 compared to 2010 was primarily due to $10.4 million in higher revenue from our domestic and international National Brands clients during 2011, and $1.2 million from our international Agencies and Resellers, which we attribute to greater success in these portions of the channel. This increase was offset in part by a decrease of $1.7 million in revenue from North American Agencies and Resellers during 2011, which was due to a decrease in spending from advertisers who advertised with us in both 2010 and 2011, and a decrease in the number of agencies advertising with us, partially offset by an increase in revenue from new agencies.

The increase in Direct Local revenue of $76.4 million in 2010 compared to 2009 reflected an incremental $24.4 million of Direct Local revenue attributable to ReachLocal Australia, which we began to consolidate after our September 2009 acquisition of the portion of ReachLocal Australia that we did not already own. Excluding the impact of the ReachLocal Australia acquisition, the incremental revenue contributed by our Upperclassmen IMCs who were already Upperclassmen at the end of 2009 contributed the largest portion of the revenue growth in 2010. The increased contribution of our new Upperclassmen—that is, IMCs who were Underclassmen at the end of 2009 and subsequently became Upperclassmen in 2010—represented the next largest portion of revenue growth, followed by the revenue contributed by our new Underclassmen hired in 2010.

The increase in National Brands, Agencies and Resellers revenue of $12.2 million in 2010 compared to 2009 was primarily due to an $8.5 million increase in revenue from our National Brands clients. The increase in National Brands client revenue was primarily due to the growth in the number of National Brands clients, both domestically and internationally, and to a lesser extent increased revenues from National Brands clients which were already clients in 2009. The growth in Agencies and Resellers revenues resulted from the addition of new Agencies during 2010.

Cost of Revenue

	Year Ended December 31,					Year Ended December 31,
	2011	2010	2009	2011-2010 % Change	2010-2009 % Change	2011	2010	2009
(in thousands)						(as a percentage of revenue)
Cost of revenue	$190,559	$159,018	$112,218	19.8%	41.7%	50.8%	54.5%	55.2%

The decrease in our cost of revenue as a percentage of revenue in 2011 compared to 2010 was primarily due to changes in geographic, product and service mix, including increased international sales and sales of ReachCast and ReachDisplay, improved media buying efficiencies introduced in late 2010 related to our core products, an increase in publisher and vendor rebates, and economies of scale in our operations and service infrastructure.  Publisher rebates as a percentage of revenue increased to 3.2% of revenue in 2011 from 1.9% in 2010, due to more favorable rebate terms, primarily from our reseller agreements with Google.

The decrease in our cost of revenue as a percentage of revenue in 2010 compared to 2009 was primarily due to an increase in publisher rebates, the effect of changes in geographic, product and service mix and increased media buying efficiency. These decreases were partially offset by higher costs associated with the expansion of the campaign performance group as part of our strategy to enhance the productivity of our IMCs and improve customer satisfaction and the initial build-out of our Web Presence Professionals group in advance of the launch of our ReachCast product in the fourth quarter of 2010. Publisher rebates as a percentage of revenue increased to 1.9% of revenue in 2010, from 1.2% in 2009, due to an increase in rebates from existing and new publishers in North America, other than Google, and the full year inclusion of publisher rebates, predominantly from Google related to ReachLocal Australia.

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

Selling and Marketing

	Year Ended December 31,					Year Ended December 31,
	2011	2010	2009	2011-2010 % Change	2010-2009 % Change	2011	2010	2009
(in thousands)						(as a percentage of revenue)
Salaries, benefits and other costs	$98,784	$74,195	$50,380	33.1%	47.3%	26.3%	25.4%	24.8%
Commission expense	41,145	34,334	25,709	19.8%	33.6%	11.0	11.8	12.7

Total selling and marketing	$139,929	$108,529	$76,089	28.9%	42.6%	37.3%	37.2%	37.5%

Underclassmen Expense included above, excluding commissions	$44,488	$36,073	$26,824	23.3%	34.5%

The increase in selling and marketing salaries, benefits and other costs in absolute dollars in 2011 compared to 2010 was primarily due to an increase in our IMC headcount and related recruiting, training and facilities costs.  The increase as a percentage of revenue in 2011 compared to 2010 was due primarily to the entrance into new international markets, partially offset by economies of scale in our established markets.

The increase in commission expense in absolute dollars for 2011 compared to 2010 was due to increased sales. As a percentage of revenue, commission expense decreased due to a higher percentage of revenue from our Direct Local channel, for which we pay lower commission rates. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

The increase in Underclassmen Expense in 2011 compared to 2010 was primarily due to increased IMC hiring, particularly in international markets. As we continue to invest in additional Underclassmen and retain additional Upperclassmen, selling and marketing expenses will continue to increase in absolute dollars.

The increase in absolute dollars of salaries, benefits and other costs in selling and marketing expenses in 2010 compared to 2009 was primarily due to an increase in our IMC headcount and related recruiting, training, and facilities costs.

The increase in commission expense in absolute dollars in 2010 compared to 2009 was due to increases in our revenue. As a percentage of revenue, commission expense decreased due to a higher percentage of Direct Local channel revenue, including the additional Direct Local revenue from ReachLocal Australia, for which we pay lower commission rates.

The increase in Underclassmen Expense in absolute dollars in 2010 compared to 2009 was primarily due to increased IMC hiring in 2010, as well as the inclusion of Australia’s Underclassmen starting on September 11, 2009.

Product and Technology

	Year Ended December 31,					Year Ended December 31,
	2011	2010	2009	2011-2010 % Change	2010-2009 % Change	2011	2010	2009
(in thousands)						(as a percentage of revenue)
Product and technology expenses	$15,602	$9,957	$4,657	56.7%	113.8%	4.2%	3.4%	2.3%
Capitalized software development costs from product and technology resources	6,776	6,884	3,276	(1.6)%	110.1%	1.8	2.4	1.6

Total product and technology costs expensed and capitalized	$22,378	$16,841	$7,933	32.9%	112.3%	6.0%	5.8%	3.9%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue in 2011 compared to 2010 was primarily attributable to $3.5 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform, including ReachCast, and $2.1 million of increased amortization expense related to previously capitalized software development costs.

Capitalized software development costs were essentially flat between 2011 and 2010.

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue in 2010 compared to 2009 was primarily attributable to a $2.7 million increase in compensation for additional headcount, which includes $1.7 million of compensation expense related to SMB:LIVE, for which no comparative amounts existed in 2009. The remaining increase was due to a $1.8 million increase in amortization of capitalized software and intangibles; and $0.8 million increase in facilities and software maintenance costs and consulting fees primarily related to the acquisition of SMB:LIVE for which no comparative amounts existed in 2009.

The increase in the amount of software development costs capitalized both in absolute dollars and as a percentage of revenue in 2010 compared to 2009 was a result of investment in the development of ReachCast, which commenced in the first quarter of 2010 with the acquisition of SMB:LIVE, and additional product enhancements to the RL Platform.

General and Administrative

	Year Ended December 31,					Year Ended December 31,
	2011	2010	2009	2011-2010 % Change	2010-2009 % Change	2011	2010	2009
(in thousands)					(as a percentage of revenue)
General and administrative	$33,313	$23,629	$15,529	41.0%	52.2%	8.9%	8.1%	7.6%

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue in 2011 compared to 2010 was primarily due to  $2.9 million of increased employee costs to support the growth of the business, $2.3 million of increased tax, consulting and legal professional fees, including costs to support our Sarbanes-Oxley compliance efforts and our international expansion initiatives, $2.3 million of increased stock-based compensation expense, and $1.8 million of increased facilities and related costs supporting the growth of the business and the requirements associated with being a public company.

The increase in general and administrative expenses in both absolute dollars and percentage of revenue in 2010 compared to 2009 was primarily due to an increase of $3.9 million in expense for additional administrative headcount and professional service fees necessary for our transition to being a public company. In addition, the incremental general and administrative expenses of ReachLocal Australia and SMB:LIVE added $2.5 million of general and administrative expenses. We also accrued $0.8 million of incremental expenses in connection with the settlement of a class action lawsuit.

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

Other Income (Expense), Net

The increases in other income in both absolute dollars and as a percentage of revenue in 2011 and 2010 as compared to the prior-year periods were attributable to an increase in interest income resulting from higher invested balances.

Provision (Benefit) for Income Taxes

The income tax provision of $0.7 million for 2011 relates to federal, state, local and foreign income taxes. The income tax benefit of $0.5 million for 2010 was primarily attributable to the acquisition of SMB:LIVE, in which we recorded a one-time discrete deferred tax benefit of $0.7 million, which was partially offset by state, local and foreign income taxes of $0.2 million.

Loss from Discontinued Operations

On November 1, 2011, we announced that we would wind down the operations of Bizzy due to insufficient consumer adoption of the Bizzy recommendation engine and determined that Bizzy would be considered a discontinued operation as of the third quarter of 2011. In connection with this decision, we recorded a charge of $4.0 million in 2011 to reflect the impairment of capitalized software development costs, personnel and severance costs, operating losses, facilities and other costs.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the twelve months ended December 31, 2011, 2010 and 2009 our Adjusted EBITDA and Underclassmen Expense were as follows:

	Year Ended December 31,
	2011	2010	2009
(in thousands)
Non-GAAP Financial Measures (unaudited):
Adjusted EBITDA (1)	$15,915	$3,133	$1,920
Underclassmen Expense (2)	$44,488	$36,073	$26,824

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

Our management believes that Adjusted EBITDA permits an assessment of our operating performance, in addition to our performance based on our GAAP results that is useful in assessing the progress of the business. By excluding (i) the effects of accounting for business combinations and associated acquisition and integration costs, which obscure the measurable performance of the business operations; (ii) depreciation and amortization and other non-operating income and expense, each of which may vary from period to period without any correlation to underlying operating performance; and (iii) stock-based compensation, which is a non-cash expense, we believe that we are able to gain a fuller view of the operating performance of the business. We provide information relating to our Adjusted EBITDA so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of operating performance on a consolidated basis and of our ability to produce operating cash flow to fund working capital needs, capital expenditures and investments in Underclassmen.

In addition, our management believes that Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties in our industry as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

•	Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us; and
•	Other companies, including companies in our industry, calculate Adjusted EBITDA measures differently, which reduces its usefulness as a comparative measure.

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

The following table presents a reconciliation of Adjusted EBITDA to our loss from operations for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009
(in thousands)
Loss from operations	$(4,162)	$(9,444))	$(5,376)
Add:
Stock-based compensation, net	8,381	5,673	2,914
Depreciation and amortization	10,274	6,302	3,321
Acquisition and integration costs	1,422	602	389
Amortization of step-down in deferred revenue on acquisition of ReachLocal Australia, net of tax	—	—	672
Adjusted EBITDA	$15,915	$3,133	$1,920

Liquidity and Capital Resources
	Year Ended December 31,
	2011	2010	2009

Consolidated Statements of Cash Flow Data:
(in thousands)
Net cash provided by operating activities, continuing operations	$20,861	$19,805	$14,718
Net cash used in investing activities, continuing operations	$(11,708)	$(16,924)	$(15,882)
Net cash used by discontinued operations	$(3,012)	$(3,533)	$(1,390)
Net cash provided by (used in) financing activities	$(973)	$44,097	$(979)

At December 31, 2011, we had cash and cash equivalents of $84.5 million and short-term investments of $0.6 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At December 31, 2011, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At December 31, 2011, we had $1.3 million in restricted certificates of deposit to secure letters of credit issued to landlords and others.

At December 31, 2011, we did not have contractual or purchase commitments for capital expenditures that were not reflected on our balance sheet as a liability. At December 31, 2010, our contractual or purchase commitments for capital expenditures that were not reflected on our balance sheet as a liability were less than $0.4 million, such amounts representing unfilled purchase orders of computer equipment. In addition, at December 31, 2011, we had significant internal product and technology resources working on projects that met the criteria for capitalization as software development costs and others that did not, although none of the projects in process were long-term projects (greater than one year). The amount capitalized for such projects in future periods will be evaluated by management and will impact the portion of costs for those internal resources that reduces net cash provided by operating activities and the portion of such costs that reduces net cash provided by investing activities. Funding for the committed capital expenditures, including software development costs, is expected to be provided by operating cash flow.

We have financed our operations, our expansion of our IMC salesforce and the extension of our Direct Local channel into new territories through cash provided by operations. Deferred revenue arising from prepayment by the great majority of our clients and vendor trade financing, principally for the purchase of media, are major components of our cash flow from operations, and the cash provided by deferred revenue and accounts payable has increased as our business has continued to grow. In general, to the extent our revenue from our Direct Local channel continues to grow, we would expect both the amount of deferred revenue from customer prepayments and the amount of vendor financing for purchased media to increase, which, subject to offset from changes in other operating costs, cash demands or vendor terms, would result in an increase in net cash provided by operations. Should revenue from the Direct Local channel decrease, the amount of deferred revenue and vendor financing would likely decrease, which, subject to changes in other accounts, would cause net cash provided by operations to be reduced.

Although we expect that cash flow from operations, existing cash balances and proceeds from our initial public offering will be sufficient to continue funding our expansion activities, these investments, including investments in developing new products and services for our clients, could require us to seek additional equity or debt financing, and that financing may not be available on terms favorable to us or at all. In addition, expansion in the number of IMCs and rapid expansion of new products and services for our clients could require significant capital and entail non-capitalized expenses that could diminish our income from operations. Further, in light of the additional capital provided by our initial public offering and assuming a stable macroeconomic climate and continued favorable operating cash flow, we intend to continue to invest in additional Underclassmen, retain additional Upperclassmen, and develop new products.

Operating Activities

Our cash flow from operating activities for 2011 resulted primarily from adjustments for non-cash expenses. Our loss from continuing operations of $4.0 million was offset by non-cash depreciation and amortization of $10.3 million, and non-cash stock-based compensation of $8.4 million. The loss was also offset by increases in accounts payable and accrued expenses of $7.1 million, reflecting a return to more normalized accounts payable levels as compared to 2010 due to the change in timing of payments to certain vendors, and $5.4 million of increases in deferred revenue and deferred payment obligations, both due to the growth of our business. The increases were partially offset by an increase in other receivables and prepaid expenses of $5.7 million, primarily related to an increase in vendor rebates of $6.3 million.

Our cash flow from operating activities for 2010 resulted primarily from changes in our operating assets and liabilities, with accounts payable and accrued liabilities increasing $11.2 million and deferred revenue and rent increasing $8.0 million, both due to the growth of our business. We had a net loss in 2010 of $8.3 million, which included non-cash depreciation and amortization of $6.3 million and non-cash stock-based compensation of $5.7 million.

Our cash flow from operating activities for 2009  resulted primarily from changes in our operating assets and liabilities, with accounts payable and accrued liabilities increasing $8.3 million and deferred revenue increasing $6.2 million. Accounts payable at December 31, 2009 includes approximately $2.1 million in deferred expenses relating to our initial public offering. Net income of $10.6 million included a non-cash gain of $16.2 million from our purchase of the remaining interest in ReachLocal Australia.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. Our purchases of property and equipment and capitalized software have increased year-over-year as the business has grown, but may vary from period to period due to the timing of the expansion of our operations and our software development efforts.

On February 8, 2011, we acquired DealOn for up to approximately $9.7 million in cash and stock. On the closing date, we paid $5.8 million in cash and issued 82,878 shares of our common stock. The balance of the purchase price is estimated to total up to $1.5 million, payable in cash, and 22,095 common shares of our stock, payable in three installments, with 50% (10,649 shares of common stock), paid in February 2012, 25% payable August 2012 and 25% payable February 2013.

In 2010, we invested $2.8 million, net of cash acquired, in the purchase of SMB:LIVE. The terms of our purchase agreement required us to make additional payments in 2011 of $0.4 million and in 2012 of $0.6 million. In 2009, we acquired the remaining interest of ReachLocal Australia and invested $8.9 million in net cash. Of this investment, $3.1 million was paid, net of cash acquired, in 2009 and the balance of $5.8 million was paid in conjunction with our initial public offering in 2010. We expect to continue to use capital for acquisitions, purchases of property and equipment and development of software.

Financing Activities

Our cash flow used in financing activities for 2011 resulted primarily from settlements of repurchases of our common stock of $6.5 million. This was partially offset by $5.5 million in proceeds from the exercise of stock options. In May 2010, we received $43.0 million in proceeds, after deducting underwriting discounts and commissions and estimated offering costs payable by us, from the sale of shares of common stock in connection with our initial public offering.

Future cash flows from financing activities may also be affected by our repurchases of our common stock. On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. At December 31, 2011, we had executed repurchases of $6.7 million of our common stock under the program. From January 1, 2012 to March 9, 2012, we  executed repurchases of an additional $2.6 million of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

At December 31, 2011, the remaining deferred payment obligations under the SMB:LIVE acquisition agreement included $0.6 million of deferred cash consideration and 181,224 shares of our common stock and are also based on achieving certain milestones tied to employee retention objectives through February 22, 2012, which were met and the remaining cash and stock consideration was paid. At December 31, 2011, the deferred payment obligation under the DealOn acquisition agreement included approximately $1.5 million in cash and 21,297 shares of our common stock. On February 8, 2012, we made a deferred payment in the amount of $0.5 million and issued 10,649 shares of common stock in accordance with the DealOn acquisition agreement.

We lease our primary office space in Woodland Hills, California; Plano, Texas; and other locations under various cancelable and  non-cancelable operating leases that will expire between 2012 and 2021. We have no debt obligations. All property and equipment have been purchased for cash, and we have no capital lease obligations recorded in the financial statements. We have no material long-term purchase obligations outstanding with any vendors or third parties other than the SMB deferred payment obligations.

As of December 31, 2011, future minimum payments under non-cancelable operating leases are as follows (in thousands):

Payments Under Operating Leases
Less than 1 year	$9,168
1-3 years	16,092
3-5 years	9,358
More than 5 years	8,028
Total future minimum payments	$42,646

Recently Issued Accounting Standards

Accounting Standards Codification (“ASC”) Topic 220-10, Comprehensive Income - Presentation of Comprehensive Income, provides that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments do not affect how earnings per share is calculated or presented. ASC Topic 220-10 is effective for us as of January 1, 2012, however certain provisions of the standard relating to the presentation of reclassification adjustments out of accumulated other comprehensive income have been deferred . Although adopting the guidance will not impact our accounting for comprehensive income, it will affect our presentation of components of comprehensive income by eliminating our practice of showing these items within the Consolidated Statements of Shareowners’ Equity.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the Indian rupee, the European euro, and the Japanese yen. An unfavorable change in these exchange rates relative to the dollar would result in an unfavorable impact on the value of our investments, our revenue and operating losses. For 2011, an unfavorable 10 percent change in exchange rates would result in a decrease in annual revenue of $9.6 million and an increase in our annual operating loss for the period of $0.4 million. We currently do not hedge or otherwise manage our currency exposure. As our international operations expand to more countries and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. A control system no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ReachLocal, Inc.,

We have audited the accompanying consolidated balance sheets of ReachLocal, Inc. (a Delaware corporation) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReachLocal, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ReachLocal, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ReachLocal, Inc.,

We have audited ReachLocal, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ReachLocal, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on ReachLocal, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ReachLocal, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ReachLocal, Inc. as of December 31, 2011, and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 15, 2012

REACHLOCAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$84,525	$79,906
Short-term investments	644	8,208
Accounts receivable, net of allowance for doubtful accounts of $363 and $373 at December 31, 2011 and 2010, respectively	4,240	3,295
Other receivables and prepaid expenses	9,226	3,383
Total current assets	98,635	94,792

Property and equipment, net	9,885	6,531
Capitalized software development costs, net	10,942	8,829
Restricted certificates of deposit	1,286	801
Intangible assets, net	1,957	2,963
Other assets	1,966	1,339
Goodwill	41,766	34,118
Assets of discontinued operations	—	2,026
Total assets	$166,437	$151,399

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$29,831	$28,482
Accrued expenses	19,537	14,042
Deferred payment obligations	1,924	530
Deferred revenue and other current liabilities	28,823	24,656
Liabilities of discontinued operations	996	—
Total current liabilities	81,111	67,710
Deferred rent and other liabilities	3,039	1,673
Total liabilities	84,150	69,383

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 28,552 and 28,165 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Receivable from stockholder	(87)	(87)
Additional paid-in capital	108,883	98,140
Accumulated deficit	(26,234)	(16,044)
Accumulated other comprehensive income (loss)	(275)	7
Total stockholders’ equity	82,287	82,016
Total liabilities and stockholders’ equity	$ 166,437`	$151,399

See notes to consolidated financial statements.

REACHLOCAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Revenue	$375,241	$291,689	$203,117
Cost of revenue	190,559	159,018	112,218
Operating expenses:
Selling and marketing	139,929	108,529	76,089
Product and technology	15,602	9,957	4,657
General and administrative	33,313	23,629	15,529
Total operating expenses	188,844	142,115	96,275
Loss from operations	(4,162)	(9,444)	(5,376)
Gain on acquisitions of ReachLocal Australia	—	—	16,223
Other income (expense), net	928	601	(7)
Income (loss) before provision (benefit) for income taxes	(3,234)	(8,843)	10,840
Provision (benefit) for income taxes	735	(540)	217
Income (loss) from continuing operations, net of income taxes	(3,969)	(8,303)	10,623
Loss from discontinued operations, net of income taxes	(6,215)	(2,844)	(601)
Net income (loss)	(10,184)	(11,147)	10,022
Undistributed income attributable to preferred stockholders	—	—	8,638

Net income (loss) available to common stockholders	$(10,184)	$(11,147)	$1,384

Net income (loss) available to common stockholders:
Net income (loss) from continuing operations, net of income taxes	$(3,969)	$(8,303)	$1,985
Loss from discontinued operations, net of income taxes	(6,215)	(2,844)	(601)
Net income (loss)	$(10,184)	$(11,147)	$1,384
Net income (loss) per share available to common stockholders, basic:
Net income (loss) per share from continuing operations, basic	$(0.14)	$(0.42)	$0.32
Net loss per share from discontinued operations, basic	(0.21)	(0.14)	(0.10)
Net income (loss) per share, basic	$(0.35)	$(0.56)	$0.22

Net income (loss) per share available to common stockholders, diluted:
Net income (loss) per share from continuing operations, diluted	$(0.14)	$(0.42)	$0.25
Net loss per share from discontinued operations, diluted	(0.21)	(0.14)	(0.07)
Net income (loss) per share, diluted	$(0.35)	$(0.56)	$0.18

Weighted average common shares used in the computation of net income (loss) per share available to common stockholders:
Basic	28,974	19,867	6,283
Diluted	28,974	19,867	7,901

The following earnings per share information is presented as if all preferred shares were converted into common stock as of the beginning of the period presented.

	Year Ended December 31,
	2011	2010	2009

Pro-forma net income (loss) per share, as if converted:
Net income (loss) per share from continuing operations, basic	$(0.14)	$(0.32)	$0.46
Net loss per share from discontinued operations, basic	(0.21)	(0.11)	(0.03)
Net income (loss) per share, basic	$(0.35)	$(0.42)	$0.44

Net income (loss) per share from continuing operations, diluted	$(0.14)	$(0.32)	$0.43
Net loss per share from discontinued operations, diluted	(0.21)	(0.11)	(0.02)
Net income (loss) per share, diluted	$(0.35)	$(0.42)	$0.41

Pro-forma weighted average common shares used in computation of net income (loss) per share, as if converted:
Basic	28,974	26,286	22,995
Diluted	28,974	26,286	24,613

See notes to consolidated financial statements.

REACHLOCAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Receivable from	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2008	1,221	$1	3,615	$1	5,272	$1	371	$—	5,974	$1	6,257	$1	$(227)	$37,696	$(14,919)	$(41)	$22,514
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	76	—	—	54	—	—	54
Common and restricted stock issued in business combination	—	—	—	—	—	—	—	—	—	—	599	—	—	6,244	—	—	6,244
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	3,253	—	—	3,253
Receivable from stockholder (1)	—	—	—	—	—	—	—	—	—	—	—	—	128	—	—	—	128
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(97)	(97)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,022	—	10,022
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,925

Balance as of December 31, 2009	1,221	1	3,615	1	5,272	1	371	—	5,974	1	6,932	1	(99)	47,247	(4,897)	(138)	42,118
Preferred stock conversion	(1,221)	(1)	(3,615)	(1)	(5,272)	(1)	(371)	—	(5,974)	(1)	16,712	—	—	4	—	—	—
Issuance of common stock, net of costs	—	—	—	—	—	—	—	—	—	—	3,941	—	—	41,996	—	—	41,996
Par value adjustment	—	—	—	—	—	—	—	—	—	—		(1)	—	1	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	536	—	—	1,068	—	—	1,068
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	7,746	—	—	7,746
Issuance of common stock in connection with vesting of restricted stock, exercise of warrant and BOD share plan compensation	—	—	—	—	—	—	—	—	—	—	44	—	—	78	—	—	78
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	12	—	—	145	157
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,147)	—	(11,147)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,990)

	Series A Convertible Preferred Stock		Series B-1 Convertible Preferred Stock		Series B-2 Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Receivable from	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit	(Loss)	Equity

Balance as of December 31, 2010	—	—	—	—	—	—	—	—	—	—	28,165	—	(87)	98,140	(16,044)	7	82,016
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	976	—	—	5,521	—	—	5,521
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	9,855	—	—	9,855
Common and restricted stock issued in business combination	—	—	—	—	—	—	—	—	—	—	266	—	—	1,895	—	—	1,895
Issuance of common stock in connection with vesting of restricted stock, and BOD share plan compensation	—	—	—	—	—	—	—	—	—	—	14	—	—	—	—	—	—
Common stock repurchase	—	—	—	—	—	—	—	—	—	—	(869)	—	—	(6,468)	—	—	(6,468)
Investment in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	(60)	—	—	(60)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	(282)	(288)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,184)	—	(10,184)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,472)

Balance as of December 31, 2011	—	$—	—	$—	—	$—	—	$—	—	$—	28,552	$—	$(87)	$108,883	$(26,234)	$(275)	$82,287

(1)	Amount reflects the write-off of the receivable from stockholder of $0.2 million net of the assumption of loans of $0.1 million in connection with the acquisition of ReachLocal Australia (Note 12).

See notes to consolidated financial statements.

REACHLOCAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income (loss) from continuing operations	$(3,969)	$(8,303)	$10,623
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,274	6,302	3,321
Stock-based compensation, net	8,381	5,673	2,914
Provision for doubtful accounts	172	252	12
Impairment of intangible assets	764	—	—
Provision for deferred income taxes	185	(702)	—
Interest and foreign currency gain on payment obligations, net	25	(102)	—
Write-off of stockholder loan	—	—	227
Gain on purchase of ReachLocal Australia	—	—	(16,223)
Changes in operating assets and liabilities:
Accounts receivable	(1,077)	(171)	49
Other receivables and prepaid expenses	(5,740)	(1,785)	(598)
Other assets	(673)	(585)	(96)
Accounts payable and accrued expenses	7,076	11,228	8,274
Deferred revenue, rent and other liabilities	5,443	7,998	6,215
Net cash provided by operating activities, continuing operations	20,861	19,805	14,718
Net cash used for operating activities, discontinued operations	(1,872)	(2,130)	(410)
Net cash provided by operating activities	18,989	17,675	14,308
Cash flow from investing activities:
Additions to property, equipment and software	(12,441)	(8,526)	(4,613)
Acquisitions, net of acquired cash	(6,342)	(8,612)	(3,083)
Purchases of restricted certificates of deposit	(489)	(204)	(456)
Proceeds from maturity of certificates of deposit	7,649	589	—
Purchases of short-term investments	(85)	(171)	(7,730)
Net cash used in investing activities, continuing operations	(11,708)	(16,924)	(15,882)
Net cash used in investing activities, discontinued operations	(1,140)	(1,403)	(980)
Net cash used in investing activities	(12,848)	(18,327)	(16,862)

Cash flow from financing activities:
Proceeds from exercise of stock options	5,495	1,068	54
Common stock repurchases	(6,468)	—	—
Proceeds from initial public offering	—	47,649	—
Deferred offering costs	—	(4,620)	(1,033)
Net cash provided by (used in) financing activities	(973)	44,097	(979)
Effect of exchange rate changes on cash	(549)	1,082	92
Net change in cash and cash equivalents	4,619	44,527	(3,441)
Cash and cash equivalents—beginning of period	79,906	35,379	38,820
Cash and cash equivalents—end of period	$84,525	$79,906	$35,379
Supplemental disclosure of other cash flow information:
Cash paid for interest	$—	$184	$—
Cash paid for income taxes	$151	$214	$277
Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$1,144	$2,461	$292
Accrued offering costs	$—	$—	$2,066
Deferred payment obligation	$1,850	$530	$5,955

See notes to consolidated financial statements.

REACHLOCAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in the United States, Canada, Australia, the United Kingdom, India, the Netherlands, Germany and Japan. The Company’s mission is to help small- and medium-sized businesses (“SMBs”) acquire, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising (ReachDisplay™) and remarketing, online marketing analytics (TotalTrack®), and an out-of-the-box assisted chat service (TotalLiveChat™), each targeted to the SMB market. The Company delivers this suite of services to SMBs through a combination of its proprietary technology platform, its direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third party agencies and resellers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

As a result of winding down the operations of Bizzy, the Company has reclassified and presented all related historical financial information as “discontinued operations” in the accompanying Consolidated Balances Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, all Bizzy related activities have been excluded from the notes unless specifically referenced.

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

Foreign currency translation adjustments included in other comprehensive income (loss), were $(0.3) million, $0.1 million and $(0.1) million for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011and 2009, the Company recorded immaterial amounts of other income (loss) from foreign exchange transactions; and, for the year ended December 31, 2010, the Company recorded a $0.2 million foreign currency exchange gain in connection with the payment obligation related to the acquisition of ReachLocal Australia.

Cash and Cash Equivalents

The Company reports all highly liquid short-term investments with original maturities of three months or less at the time of purchase as cash equivalents. As of December 31, 2011 and 2010, cash equivalents consist of demand deposits and money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Short-Term Investments

The Company classifies short-term investments when the original maturity is less than one year, or when the Company intends to sell the investment within one year. As of December 31, 2011 and 2010, short-term investments consisted of certificates of deposit. All of the short-term investments are classified as available-for-sale.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions, which are pledged as collateral for letters of credit related to lease commitments. The restrictions will lapse when the letters of credit expire at the end of the respective lease terms in 2021. As of December 31, 2011 and 2010, the Company had restricted certificates of deposit in the amounts of $1.3 million and $0.8 million, respectively. Restricted certificates of deposit are classified as non-current assets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. The Company holds its cash and cash equivalents, short-term investments and restricted cash with major financial institutions around the world.

Cash and cash equivalents and certificates of deposit are deposited with a limited number of financial institutions in the United States, Canada, Australia, United Kingdom, India, the Netherlands, Germany and Japan. The balances held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation insurance limits or, in foreign territories, local insurance limits. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts. However, the Company can provide no assurances that access to its cash and cash equivalents will not be impacted by adverse conditions in the financial markets. As of December 31, 2011, domestic bank balances in excess of insured limits were $61.2 million. The Company had $20.1 million in excess of insured limits in foreign bank accounts as of December 31, 2011.

The Company’s customers are dispersed both geographically and across a broad range of industries. Receivables are generated primarily through agencies and resellers. Management performs ongoing evaluation of trade receivables for collectibility and provides an allowance for potentially uncollectible accounts. The following table summarizes the change in the Company’s allowance for doubtful accounts for each of the three years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Allowance for doubtful accounts as of the beginning of the period	$373	$142	$314
Additions charged to expense	172	252	12
Write-offs	(182)	(21)	(184)
Allowance for doubtful accounts as of the end of the period	$363	$373	$142

As of December 31, 2011, one client accounted for 20% of the total accounts receivable balance. As of December 31, 2010, the same client accounted for 13% of the total accounts receivable balance.

In 2011, 2010, and 2009, no client accounted for more than 10% of the Company’s total revenue.

During 2011, 2010, and 2009, nearly all of the Company’s cost of revenue was for the purchase of media and nearly all of the media the Company purchased was from Google, Yahoo! and Bing. During each of the years ended December 31, 2011, 2010, and 2009, a substantial majority of the media the Company purchased was from Google.

Other receivables and prepaid expenses included $7.3 million and $1.0 million of non-trade receivables from media vendors at December 31, 2011 and 2010, respectively.

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

Estimated useful lives of assets are as follows:

Computer hardware and software	3 years
Office equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	The lesser of their expected useful lives or the remaining lease term.

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

Goodwill

          Total goodwill of $41.8 million as of December 31, 2011 and $34.1 million as of December 31, 2010 is related to our acquired businesses.   The Company operates in one reportable segment, in accordance with ASC 280, Segment Reporting, and has identified two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. North America assigned goodwill is $9.4 million in 2011 and $1.7 million in 2010.  Australia assigned goodwill is $32.4 million for 2011 and 2010.  The Company reviews the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. The Company performs its annual assessment of goodwill impairment as of the first day of each fourth quarter.

For the year ended December 31, 2011, the Company adopted the amended guidance for assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in accordance with ASC 350-20, Intangibles – Goodwill and Other. Entities are provided with the option of first performing a qualitative assessment on any of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test is necessary. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective carrying amounts, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company estimates fair value utilizing the projected discounted cash flow method and a discount rate determined by the Company to commensurate with the risk inherent in its business model.

 The Company performed its annual assessment of goodwill impairment as of the first day of the fourth quarter.of 2011 and 2010, and determined that it was more likely than not that there was no impairment of goodwill and accordingly, no impairment of goodwill was recorded.

Long-Lived Assets and Intangible Assets

At December 31, 2011 and 2010, the Company had $2.0 million and $1.7 million, respectively, of intangible assets resulting from acquisitions. The Company reports finite-lived, acquisition-related intangible assets at fair value, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of three years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined.

The Company reviews the carrying values of long-lived assets, including intangible assets, for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. In its analysis of other finite lived amortizable intangible assets, the Company applies the guidance of ASC 350-20, Intangibles – Goodwill and Other, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various developed technologies and client relationships of the businesses the Company has acquired. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell. During 2011, the Company recorded a $0.8 million impairment charge to intangible assets related to customer relationships acquired in the DealOn acquisition. The impairment is recorded in Cost of Revenue and results from a diminution in value attributable to an adjustment in the Company’s business strategy for ReachDeals and the elimination of its dedicated deal sales force. Management determined that there was no impairment of long-lived assets as of December 31, 2010.

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

The Company offers future incentives to clients in exchange for minimum commitments. In these circumstances, management estimates the amount of the future incentives that will be earned by clients and defers a portion of the otherwise recognizable revenue. Estimates are based upon a statistical analysis of previous campaigns for which such incentives were offered. Should a client not meet its minimum commitment and no longer qualify for the incentive, management recognizes the revenue previously deferred related to the estimated incentive.

Cost of Revenue

Cost of revenue consists primarily of the cost of media acquired from third-party publishers. Media cost is classified as cost of revenue in the corresponding period in which revenue is recognized. From time to time, publishers offer the Company rebates based upon various factors and operating rules, including the amount of media purchased. Management records these rebates in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher, or as an other receivable, as appropriate. Cost of revenue also includes third-party telephone and information services costs, data center and third-party hosting costs, credit card processing fees, third-party content and other direct costs. In addition, cost of revenue includes costs to initiate, operate and manage clients’ campaigns, other than costs associated with the Company’s sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for the related staff, including the cost of Web Presence Professionals who are the principal service providers for the Company’s ReachCast product, and allocated overhead such as depreciation expense, rent and utilities, as well as an allocable portion of the Company’s technical operations costs.

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

Product and Technology Expenses

Product and technology expenses consist primarily of personnel and related expenses for product development and technology staff, including salaries, benefits, bonuses and stock-based compensation, and the cost of certain third-party service providers and other expenses, including occupancy, technology and other direct overhead costs. Technology operations costs, including related personnel and third-party costs, are included in product and technology expenses. The Company capitalizes a portion of its software development costs (Note 6) and, accordingly, includes amortization of those costs as costs of product and technology, as the RL Platform and the Company’s other systems address all aspects of the Company’s activities, including supporting the IMC selling and consultation process, online publisher integration, efficiencies and optimization, providing insight to clients into the results and effects of their online advertising campaigns and supporting all of the financial and other back-office functions of the business. Product and technology expenses also include the amortization of the technology obtained in acquisitions and the expenses of deferred payment obligations related to product and technology personnel.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related expenses for executive, legal, finance, human resources and corporate communications, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums and other expenses, including occupancy, technology and other direct overhead, public company costs and other corporate expenses.

Advertising Expenses

The Company expenses advertising as incurred. Advertising expense was $1.3 million, $1.6 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation based on fair value. The Company follows the attribution method, which reduces current stock-based compensation expenses recorded by the effect of anticipated forfeitures. Management estimates forfeitures based upon its historical experience, which has resulted in a small expected forfeiture rate.

The fair value of each award is estimated on the date of the grant and amortized over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, expected term and risk-free interest rate. The assumptions used in calculating the fair value of stock-based awards represent management’s estimate based on judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the Black-Scholes model significantly changes, stock-based compensation for future awards may differ materially from the awards granted previously.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive (in thousands):

	Year Ended December 31,
	2011	2010	2009
Weighted average convertible preferred stock	—	6,419	16,712
Deferred stock consideration— SMB:LIVE acquisition	106	312	—
Restricted stock—DealOn acquisition and restricted stock subject to repurchase	79	94	—
Stock options and warrant	1,757	2,645	1,610
	1,942	9,470	18,322

The following table sets forth a reconciliation of the number of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income (loss) available to common stockholders:
Net income (loss) from continuing operations, net of income taxes	$(3,969)	$(8,303)	$1,985
Loss from discontinued operations, net of income taxes	(6,215)	(2,844)	(601)
Net income (loss)	$(10,184)	$(11,147)	$1,384

Diluted shares:
Weighted average number of common shares outstanding	28,974	19,867	6,283
Add restricted stock subject to repurchase	—	—	196
Add options and warrants to purchase common shares	—	—	1,422
Weighted average shares used to compute diluted net income (loss) per share available to common shareholders	28,974	19,867	7,901

Net income (loss) per share available to common stockholders, basic:
Net income (loss) per share from continuing operations, basic	$(0.14)	$(0.42)	$0.32
Net loss per share from discontinued operations, basic	(0.21)	(0.14)	(0.10)
Net income (loss) per share, basic	$(0.35)	$(0.56)	$0.22
Net income (loss) per share available to common stockholders, diluted:
Net income (loss) per share from continuing operations, diluted	$(0.14)	$(0.42)	$0.25
Net loss per share from discontinued operations, diluted	(0.21)	(0.14)	(0.07)
Net income (loss) per share, diluted	$(0.35)	$(0.56)	$0.18

Unaudited Pro Forma Net Income (Loss) Per Share

Pro forma basic and diluted net income (loss) per share has been computed to give effect to the conversion of the Company’s preferred stock (using the “if converted” method) into common stock as though the conversion had occurred at the beginning of the periods (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income (loss) available to common stockholders:
Income (loss) from continuing operations, net of income taxes	$(3,969)	$(8,303)	$10,623
Loss from discontinued operations, net of income taxes	(6,215)	(2,844)	(601)
Net income (loss)	$(10,184)	$(11,147)	$10,022
Basic shares:
Weighted average number of common shares outstanding	28,974	19,867	6,283
Add conversion of preferred stock	—	6,419	16,712
	28,974	, 26,286	22,995

Diluted shares:
Weighted average number of common shares outstanding	28,974	19,867	6,283
Add restricted stock subject to repurchase	—	—	196
Add options and warrants to purchase common shares	—	—	1,422
Add conversion of preferred stock		6,419	16,712
Weighted average shares used to compute diluted net income (loss) per share available to common shareholders	28,974	26,286	24,613
Net income (loss) per share:
Net income (loss) per share from continuing operations, basic	$(0.14)	$(0.32)	$0.46
Loss per share from discontinued operations, basic	(0.21)	(0.11)	(0.03)
Net income (loss) per share, basic	$(0.35)	$(0.42)	$0.44

Net income (loss) per share from continuing operations, diluted	$(0.14)	$(0.32)	$0.43
Net loss per share from discontinued operations, diluted	(0.21)	(0.11)	(0.02)
Net income (loss) per share, diluted	$(0.35)	$(0.42)	$0.41

Income Taxes

The Company records income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company records tax benefits for income tax positions only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. Management considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may differ from actual outcomes. The Company follows a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company’s policy is to recognize interest and penalties related to tax in income tax expense.

Recently Adopted Accounting Standards

Accounting Standards Codification (“ASC”) Topic 350-20-35-3, Intangibles – Goodwill and Other, provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is necessary. The Company adopted the amended guidance as of the fourth quarter of 2011. The adoption of the amended guidance did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

ASC Topic 220-10, Comprehensive Income - Presentation of Comprehensive Income, specifies an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity will be required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments do not affect how earnings per share is calculated or presented. ASC Topic 220-10 is effective for the Company as of January 1, 2012, however certain provisions of the standard relating to the presentation of reclassification adjustments out of accumulated other comprehensive income have been deferred . Although adopting the guidance will not impact the Company’s accounting for comprehensive income, it will affect its presentation of components of comprehensive income by eliminating the Company’s practice of showing these items within the Consolidated Statements of Shareowners’ Equity.

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

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$84,525	$84,525	$—	$—
Restricted certificates of deposit	$1,930	$1,930	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$79,906	$79,906	$—	$—
Restricted certificates of deposit	$9,009	$9,009	$—	$—

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

On March 13, 2007, the Company and NetUs entered into a first amendment to the software license agreement and a first amendment to the joint venture agreement. Pursuant to the agreement, the Company agreed to provide a credit of $0.3 million towards future upgrades and modifications of the Australian Platform to offset charges otherwise allowed under the software license agreement. In addition, NetUs increased its funding obligation to ReachLocal Australia by an additional $0.8 million up to a maximum of $2.8 million.

ReachLocal Australia had minimal operations in 2006. During 2007, the Company’s proportionate loss in ReachLocal Australia exceeded the carrying value of its investment. Accordingly, the Company recorded a loss in the amount of $0.3 million to reduce the carrying value of the investment in ReachLocal Australia to zero. No additional loss accruals were recorded in 2007 as the Company had no obligation for additional contributions to ReachLocal Australia at that time.

On March 25, 2008, the Company and NetUs entered into the second amendment to the joint venture agreement providing that each party would provide additional funding up to Australian $0.9 million for a combined total of Australian $1.8 million to meet the working capital requirements of the business. During 2008, the Company made the required funding payments of Australian $0.9 million and due to continued losses of ReachLocal Australia, the entire commitment was recognized as equity in losses of unconsolidated joint venture in the accompanying 2008 consolidated statement of operations.

On September 11, 2009, the Company acquired the remaining interest in ReachLocal Australia for approximately $17.9 million which consisted of the issuance of 598,665 shares of common stock (including 22,000 shares of restricted stock—see Note 9) valued at $10.43 per share (which represented the latest quarterly valuation of the Company’s common stock performed prior to the acquisition date), a cash payment in the amount of $5.8 million and a non-interest bearing deferred payment obligation of $6.1 million, due upon the closing of the Company’s initial public offering. For purposes of determining the Company’s acquisition consideration, management discounted the note to its estimated net present value of $5.9 million. The deferred payment obligation was satisfied upon the closing of the Company’s initial public offering; and the Company recognized both interest expense and an exchange gain related to the obligation. There was no contingent consideration issued in conjunction with the purchase. The assets acquired by the Company include cash, accounts receivable, intangible assets, property, plant and equipment, and other current assets. As a result of this transaction, ReachLocal Australia became a wholly owned subsidiary of the Company. In conjunction with the acquisition, the Company incurred approximately $0.3 million in costs that are reflected in general and administrative expense in the accompanying consolidated financial statements for 2009.

The Company recorded the assets and liabilities acquired at their respective fair values, and the Company recorded a gain of $16.2 million, which represents its share of the excess of fair value over the carrying value of the investment in ReachLocal Australia. The Company did not record a deferred income tax liability associated with the gain since the excess of the amount for financial reporting over the corresponding tax basis is permanent in duration. The following table summarizes the fair value of assets and liabilities acquired (in thousands):

Assets acquired:
Cash	$2,727
Property and equipment	334
Other current assets (including accounts receivable)	190
Intangible assets	2,300
Goodwill	32,388
Total assets acquired	37,939
Liabilities assumed:
Accounts payable	(3,170)
Deferred revenue	(615)
Total fair value of assets and liabilities acquired	$34,154

The acquisition of ReachLocal Australia allows the Company to provide services directly to the Australia and New Zealand markets. This factor contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired, and, as a result, the Company recorded goodwill in connection with this transaction.

The intangible assets acquired consist of customer relationships, which are being amortized over their estimated useful life of three years using the straight line amortization method. At December 31, 2011, the remaining amortization of intangibles is as follows (in thousands):

Year ending December 31,
2012	$535

Amortization expense for the intangible assets was $0.8 million, $0.8 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009,  respectively. Accumulated amortization for the intangible asset was $1.8 million and $1.0 million as of December 31, 2011 and 2010, respectively.

Acquisition of SMB:LIVE

On February 22, 2010, the Company acquired all of the issued and outstanding common stock of SMB:LIVE Corporation (“SMB:LIVE”) for consideration of approximately $8.5 million in cash and stock. SMB:LIVE is a provider of data syndication and social media monitoring products and services to SMBs. With the technology acquired through the SMB:LIVE acquisition, the Company is developing a digital presence and reputation management solution designed to enable an SMB to publish multi-media content from a single interface to a business profile page hosted by the Company as well as to local directory sites, search engines and social media sites, including Twitter and Facebook. In addition, the Company will provide automated monitoring of local review sites, social media sites, and local blogs for references to the SMB or comments related to the SMB’s business to provide an SMB with feedback, alerts and analytics to assist it in managing its online reputation.

On the closing date, the Company paid $2.8 million in cash as part of the purchase price. The balance of the consideration (the “Deferred Consideration”) of $5.7 million was payable in cash and stock of the Company and was paid as summarized in the table below  (in thousands):

	Deferred Cash Consideration	Deferred Stock Consideration	Total
Total Deferred Consideration paid in 2011	$417	$2,385	$2,802
Paid on February 22, 2012	575	2,356	2,931
Total	$992	$4,741	$5,733

In connection with the acquisition, the Company incurred approximately $0.3 million in costs that are reflected in general and administrative expense in the accompanying consolidated financial statements for the year ended December 31, 2010.

The Company recorded the assets and liabilities acquired at their respective fair values. The following table summarizes the fair value of assets and liabilities acquired (in thousands):

Assets acquired:
Cash	$5
Accounts receivable	142
Property and equipment	39
Other current assets	13
Intangible assets	2,300
Goodwill	1,730
Total assets acquired	4,229
Liabilities assumed:
Accounts payable and accrued expenses	(732)
Other current liabilities	(38)
Deferred tax liability	(702)
Total fair value of net assets acquired	$2,759

The intangible assets acquired consist of SMB:LIVE’s developed technology, which is being amortized over its estimated useful life of three years using the straight line method. At December 31, 2011, the remaining amortization of intangibles is as follows (in thousands):

Year Ending December 31,
2012	$767
2013	128
Total	$895

For the years ended December 31, 2011 and 2010, amortization expense related to the acquired developed technology was $0.8 million and $0.6 million, respectively.

The results of SMB:LIVE’s operations for the period post-acquisition have been included in the Company’s consolidated financial statements. Revenue from the acquired legacy products and services are immaterial for the years ended December 31, 2011 and 2010, respectively.

Acquisition of DealOn

On February 8, 2011, the Company acquired all of the outstanding member interests of DealOn, LLC (“DealOn”) for consideration of up to approximately $9.6 million in cash and stock. DealOn was a deal commerce company that operated in the United States and provided the Company with a deal commerce platform.

On the closing date, the Company paid $5.8 million in cash and issued 82,878 shares of its common stock, valued at $1.9 million based on fair value of the Company’s stock on the acquisition date. The balance of the purchase price of $2.0 million (the “DealOn Deferred Consideration”) was payable in cash of $1.5 million and in 21,297 shares of the Company’s common stock, and was subject to adjustment under the terms of the acquisition agreement. The following table summarizes the DealOn Deferred Consideration milestone payments as of December 31, 2011, subject to adjustment under the acquisition agreement (in thousands):

	Deferred Cash Consideration	Deferred Stock Consideration	Total
February 2012	$734	$243	$977
August 2012	367	122	489
February 2013	367	122	489
Total Deferred Consideration	$1,468	$487	$1,955

On February 8, 2012, the Company made a deferred payment in the amount of $0.5 million, net of the working capital adjustment and certain other adjustments, and issued 10,649 shares of its common stock.

For purposes of determining the Company’s acquisition consideration, management discounted the DealOn Deferred Consideration to its then present value, or $1.9 million, and recorded this amount at the time of acquisition. The Company has accrued interest on the deferred consideration originally recorded. The Company recorded the acquired assets and liabilities at their respective fair values. The following table summarizes the fair value of assets and liabilities acquired (in thousands):

Assets acquired:
Accounts receivable	$41
Property and equipment	3
Other current assets	15
Intangible assets	2,080
Goodwill	7,648
Total assets acquired	9,787
Liabilities assumed:
Accounts payable and accrued expenses	(221)
Total fair value of net assets acquired	$9,566

As of December 31, 2011, the Company had a total deferred payment obligation of $1.8 million, after certain purchase price adjustments, of which $1.4 million is classified as a current liability.  At December 31, 2011, the remaining amortization of DealOn’s intangibles is as follows (in thousands):

Year Ending December 31,
2012	$274
2013	229
2014	24
Total	$527

As of December 31, 2011, intangible assets included customer relationships and developed technology of $0.5 million (net of accumulated amortization of $0.8 million).  For the year ended December 31, 2011, amortization expense related to the acquired intangibles was $0.8 million. During 2011, the Company recorded a $0.8 million impairment charge to intangible assets related to customer relationships acquired in the DealOn acquistion.  This impairment is recorded in Cost of Revenue and results from a diminution in value attributable to an adjustment in the Company’s business strategy for ReachDeals and the elimination of its dedicated deal  sales force.

In connection with the DealOn acquisition, the Company incurred approximately $0.4 million in costs that are reflected in “general and administrative expense” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2011.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Computer hardware and software	$9,388	$6,873
Office equipment	1,383	1,065
Furniture and fixtures	3,741	2,632
Leasehold improvements	2,865	1,265
Assets not placed in service	1,292	309
	18,669	12,144
Less: Accumulated depreciation and amortization	(8,784)	(5,613)
	$9,885	$6,531

Depreciation expense for property and equipment was $3.2 million, $2.3 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	December 31,
	2011	2010
Capitalized software development costs	$21,686	$14,839
Accumulated amortization	(10,744)	(6,010)
Capitalized software development costs, net	$10,942	$8,829

The Company recorded amortization expense of $4.7 million, $2.6 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, $1.2 million and $1.5 million of capitalized software development costs, respectively, are related to projects still in development and are not being amortized.

7. Commitments and Contingencies

The Company leases office facilities under operating lease agreements that expire at various dates through 2021. The terms of the majority of the Company’s lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease term.

Rental expense, principally for leased office space under operating lease commitments, was $9.7 million, $6.4 million and $4.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, future minimum payments under cancelable and non-cancelable operating leases are as follows (in thousands):

Year Ended December 31,
2012	$9,168
2013	9,030
2014	7,062
2015	5,808
2016	3,550
Thereafter	8,028
$42,646

Letters of Credit and Restricted Certificates of Deposit

As of December 31, 2011 and 2010, the Company maintained letters of credit totaling $1.3 million and $0.8 million, respectively, to secure its obligations under facility operating lease agreements. The letters of credit are collateralized by restricted certificates of deposit and automatically renew for successive one-year periods over the duration of the lease term. As of December 31, 2011 and 2010, the Company was required to maintain cash reserve balances of at least $1.3 million and $0.8 million, respectively, to secure these letters of credit. These amounts were classified as restricted certificates of deposit in the accompanying consolidated balance sheets.

Litigation

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On March 1, 2010, a class action lawsuit was filed by two of the Company’s former employees in California Superior Court in Los Angeles, California. The complaint alleged wage and hour violations in a Fair Labor Standards Act collective action and a California class action. On December 9, 2011, the Court granted final approval of a settlement of the class action for $0.8 million, which together with legal costs resulted in a charge of $0.8 million recorded in fiscal 2010.

Deferred Payment Obligations

As part of the consideration paid to acquire SMB:LIVE, on February 22, 2011 the Company paid $0.2 million in cash and issued 90,062 shares of its common stock, on August 22, 2011 paid $0.3 million in cash and issued 93,346 shares of its common stock, and on February 22, 2012 paid $0.6 million in cash and issued 181,224 shares of its common stock (see Notes 4 and 9). The February 22, 2012 payment represented the final payment of deferred consideration in connection with the SMB:LIVE acquisition.

 As part of the February 8, 2011 acquisition of DealOn, on February 8, 2012, the Company paid $0.5 million in cash and issued 10,649 shares of its common stock. The Company remains obligated to pay up to approximately $0.7 million in cash and issue 10,649 shares of its common stock, subject to adjustment under the terms of the acquisition agreement (see Note 4).

See Note 8 “Stockholder’s Equity” for information on the Company’s stock repurchase program.

8. Stockholder’s Equity

Common Stock

At December 31, 2011, there were 140,000,000 shares of common stock authorized. At December 31, 2011 and 2010, there were 28,551,925 and 28,165,023 shares, respectively, issued and outstanding. Holders of common stock are entitled to dividends if and when declared by the board of directors.

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

Reserved shares

In conjunction with the acquisition of SMB:LIVE, the Company issued 181,224 shares of its common stock on February 22, 2012.

In conjunction with the acquisition of DealOn, the Company is obligated to issue up to 21,297 shares of its common stock, subject to adjustment under the terms of the acquisition agreement (see Note 4).

Warrants

In 2007, the Company issued a warrant to purchase 76,137 shares of common stock with an exercise price of $9.23 per share which contained a net exercise provision. In connection with the public offering, in May 2010, the holder exercised the warrant on a net exercise basis and received 22,102 shares of the Company’s common stock.

In November 2009, the Company issued a warrant to a consultant to purchase up to 15,000 shares of common stock at an exercise price of $10.91 per share, which expires in November 2014. Because the warrant has a performance condition that had not been satisfied as of December 31, 2009, no cost was recorded in the financial statements in 2009. As of December 31, 2011, there was $33,000 of unrecognized stock-based compensation related to the warrant.

Common Stock Repurchases

On November 4, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock. At December 31, 2011, the Company had executed repurchases of $6.7 million of its common stock under the program. From January 1, 2012 to March 9, 2012, the Company executed repurchases of an additional $2.6 million of its common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

9. Stock-Based Compensation

Stock Option Plans

On April 21, 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”), as amended. Grants under the 2004 Plan may be incentive stock options or nonqualified stock options or awards. The 2004 Plan is administered by the Company’s board of directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the Company’s board of directors. The majority of awards vest over four years and have a term of 10 years. There were no shares available for grant under the 2004 Plan as of December 31, 2011 and 2010.

On July 1, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”) and retired the 2004 Plan. Options outstanding under the 2004 Plan are unaffected by the retirement of the 2004 Plan. The aggregate number of shares of the Company’s common stock available for issuance pursuant to awards granted under the 2008 Plan is equal to the sum of (x) 5,471,350 plus (y) any shares of the Company’s common stock subject to awards under the 2004 Plan that terminate, expire or lapse for any reason or are settled in cash after the date the 2008 Plan originally became effective, and (z) an annual increase in shares on the first day of each year beginning in 2011 and ending in 2018. The annual increase will be equal to the lesser of (A) 2,500,000 shares (as adjusted for stock splits, stock combinations, stock dividends and similar matters), (B) 4.5% of the Company’s common stock outstanding on the last day of the prior year or (C) such smaller number of shares as may be determined by the Board. The 2008 Plan is administered by the Company’s Compensation Committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the Compensation Committee. The majority of awards issued under the 2008 Plan vest over four years and have a term of seven years. There were 686,103 and 735,620 shares available for grant under the 2008 Plan as of December 31, 2011 and 2010, respectively. On January 1, 2012, an additional 1,284,837 shares were added to the pool under the evergreen provision.

The following table summarizes vested and unvested options activity as follows (number of shares in thousands):

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	4,308	$7.03	1,326	$2.41	2,982	$9.09
Granted	1,323	11.21	66	10.91	1,257	11.22
Options vesting	—	—	1,189	8.43	(1,189)	8.43
Exercised	(76)	0.65	(76)	0.65	—	—
Forfeited	(159)	9.89	(32)	10.14	(127)	9.83

Outstanding at December 31, 2009	5,396	8.04	2,473	5.55	2,923	10.19
Granted	1,631	13.56	10	13.00	1,621	13.56
Options vesting	—	—	1,324	9.50	(1,324)	9.50
Exercised	(536)	2.07	(536)	2.07	—	—
Forfeited	(256)	11.43	(24)	10.67	(232)	11.51

Outstanding at December 31, 2010	6,235	9.88	3,247	7.58	2,988	12.45
Granted	1,713	19.58	1	20.98	1,712	19.58
Options vesting	—	—	1,322	11.87	(1,322)	11.87
Exercised	(938)	5.83	(938)	5.83	—	—
Forfeited	(495)	18.07	(161)	10.46	(334)	22.88

Outstanding at December 31, 2011	6,515	$12.63	3,471	$9.72	3,044	$15.96

The assumptions utilized for purposes of the Black-Scholes pricing model are summarized as follows:

•
Volatility—As the Company has limited trading history for its common stock, the expected stock price volatility was estimated by taking the median historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. Management did not rely on implied volatilities of traded options in its industry peers’ common stock because the volume of activity was relatively low.

•
Expected term—The expected term was estimated using the simplified method allowed under Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment. Management uses this method because it has limited historical data to estimate future terms and it is unable to obtain objective, measurable and comparative historical data of comparable companies.

•	Risk free rate—The risk free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•
Dividend yield—The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, management used an expected dividend yield of zero.

In addition, management estimates the forfeiture rate based on its historical experience with forfeitures and reviews estimated forfeiture rates each period-end, and makes changes as factors affecting the forfeiture rate calculations and assumptions change.

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.88%	1.91%	2.16%
Expected life (in years)	4.75	4.75	4.73
Expected volatility	57%	56%	55%
Weighted average fair value per share	$9.65	$6.55	$3.66

The weighted average remaining contractual life of all options outstanding as of December 31, 2011 and 2010 was 4.99 years and 5.45 years, respectively. Furthermore, the aggregate intrinsic value of all options outstanding as of December 31, 2011 and 2010 was $3.0 million and $62.5 million, respectively. The aggregate intrinsic value of options vested and exercisable at December 31, 2011 and 2010 was $2.9 million and $40.6 million, respectively, based on the fair value of the Company’s common stock. The remaining contractual life for options vested and exercisable at December 31, 2011 was 4.36 years. The per share weighted average grant date fair value of unvested options as of December 31, 2011, 2010 and 2009 was $7.50, $5.12 and $3.66, respectively. The per-share weighted average grant date fair value of options vested during 2011 and 2010 was $4.59 and $2.81, respectively. The total fair value of shares vested during the year ended 2011 and 2010 was $6.1 million and $3.7 million, respectively. The per-share weighted average grant date fair value of options forfeited during 2011 and 2010 was $8.10 and $4.61, respectively.

Prior to the initial public offering, the Company computed the aggregate intrinsic value amounts based on the difference between the original exercise price of the options and the fair value of common stock, which was $13.04 at December 31, 2009. Since the initial public offering, the Company has computed the aggregate intrinsic value amounts based on the difference between the original exercise price and the closing market price on the day of the exercise. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2011, 2010 and 2009 was $14.2 million, $6.7 million and $0.5 million, respectively.

The options outstanding and vested and exercisable as of December 31, 2011 have been segregated into ranges for additional disclosure as follows (number of options in thousands):

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices (in dollars)	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.00 - $5.00	524	4.67	$0.66	478	$0.66
$5.01 - $10.00	693	5.35	9.23	442	9.23
$10.01 - $15.00	3,786	4.44	11.41	2,507	11.41
$15.01 - $20.00	459	6.64	17.04	44	17.04
$20.01 - $25.00	833	6.13	20.98	—	20.98
$25.01 - $30.00	220	6.33	25.51	—	25.51
	6,515	4.99	$12.63	3,471	$9.72

Restricted Stock Units

The Company may issue restricted stock units in conjunction with acquisitions and long-term employee incentive programs.  In 2011 and 2010, we issued 94,000 and 135,000 restricted stock units, respectively, with vesting periods of 4 years. In conjunction with the purchase of ReachLocal Australia in 2009 (Note 4), the Company issued 22,000 shares of restricted stock units to employees of ReachLocal Australia. These restricted stock units vest ratably over service periods ranging from two to three years. Stock-based compensation expense related to restricted stock units was not significant for 2011, 2010, and 2009.

The following table summarizes the activity of restricted stock agreements (in thousands):

	Restricted Stock Units	Vested	Unvested
Outstanding at December 31, 2008	2,506	2,191	315
Vested	—	230	(230)
Repurchase of restricted stock	22	—	22
Outstanding at December 31, 2009	2,528	2,421	107
Vested	—	114	(114)
Cancellations	(1)	—	(1)
Issuance of restricted stock	135	—	135
Outstanding at December 31, 2010	2,662	2,535	127
Vested	—	47	(47)
Cancellations	(43)	—	(43)
Issuance of restricted stock	94	8	86
Outstanding at December 31, 2011	2,713	2,590	123

Deferred Stock Consideration

As part of the consideration paid to acquire SMB:LIVE, on February 22, 2011 the Company paid $0.2 million in cash and issued 90,062 shares of its common stock, on August 22, 2011 paid $0.3 million in cash and issued 93,346 shares of its common stock, and on February 22, 2012 paid $0.6 million in cash and issued 181,224 shares of its common stock (see Notes 4, 9 and 15). The February 22, 2012 payment represented the final payment of deferred consideration in connection with the SMB:LIVE acquisition.

 As part of the February 8, 2011 acquisition of DealOn, on February 8, 2012, the Company paid $0.5 million in cash and issued 10,649 shares of its common stock. The Company remains obligated to pay up to approximately $0.7 million in cash and issue 10,648 shares of its common stock, subject to adjustment under the terms of the acquisition agreement (see Note 4).

Stock-based compensation expense

In conjunction with the Company’s stock option plan, restricted shares and reserved shares issuable in connection with SMB:LIVE, the Company records stock-based compensation expense net of capitalized stock-based compensation in association with software development costs. The following table summarizes stock-based compensation (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation	$9,525	$7,579	$3,109
Less: Capitalized stock-based compensation	1,144	1,906	195
Stock-based compensation expense, net	$8,381	$5,673	$2,914

Stock-based compensation, net of capitalization, is included in the accompanying consolidated statements of operations, within the following captions (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock compensation, net of capitalization
Cost of revenue	$200	$244	$86
Selling and marketing	1,402	1,202	566
Product and technology	1,387	1,104	117
General and administrative	5,392	3,123	2,145
	$8,381	$5,673	$2,914

As of December 31, 2011, there was $20.3 million of unrecognized stock-based compensation related to restricted stock, outstanding stock options, and SMB:LIVE deferred stock consideration, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.4 years. Future stock-based compensation for these awards may differ in the event actual forfeitures deviate from management’s estimates.

10. Income Taxes

The components of income (loss) from continuing operations before income taxes were (in thousands):

	Year Ended December 31,
	2011	2010	2009

United States	$(1,532)	$(6,238)	$12,632
Foreign	(1,702)	(2,605)	(1,792)
	$(3,234)	$(8,843)	$10,840

The provision for income taxes for the years ended December 31, 2011, 2010 and 2009, consists primarily of minimum state and foreign income taxes payable in the various jurisdictions in which the Company operates. In 2010, the Company recorded a one-time $0.7 million discrete deferred tax benefit related to the acquisition of SMB:LIVE.

Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	205	64	217
Foreign	345	96	—
	550	160	217
Deferred:
Federal	509	(1,968)	759
State	769	(193)	118
Foreign	(1,618)	(101)	(2,018)
	(340)	(2,262)	(1,141)
Valuation allowance	525	1,562	1,141
	$735	$(540)	$217

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax benefit at the federal statutory rate (34%)	$(1,100)	$(3,007)	$3,686
State income tax benefit, net of federal tax benefit	643	(225)	334
Foreign income taxes, net	(43)	(372)	(809)
Non-deductible stock-based compensation	345	2,169	1,019
Gain on acquisition of ReachLocal Australia	—	—	(5,516)
Acquisition of SMB:LIVE	—	(702)	—
Change in valuation allowance	525	1,562	1,141
Other	365	35	362
	$735	$(540)	$217

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Vacation accrual	$527	$700
Allowance for doubtful accounts	148	151
Accrued expenses	850	1,071
Deferred rent	928	692
State taxes	70	22
Intangible assets	965	—
Other	—	76
Net operating loss carryforward	12,495	8,944
Gross deferred tax assets	15,983	11,656
Less: valuation allowance	(10,427)	(7,386)
Net deferred tax assets	5,556	4,270
Deferred tax liabilities:
Intangible assets	—	(1,064)
Capitalized software	(2,671)	(1,186)
Depreciation	(3,070)	(2,020)
Net deferred tax liability	$(185)	$—

In accounting for the acquisition of ReachLocal Australia, the Company recorded intangible assets and adjustments to deferred revenue that resulted in additional temporary differences and the recorded deferred tax liability of $0.8 million. As a result, the Company also reflects a net deferred tax asset of the same amount to recognize a portion of the tax attributes acquired. Absent additional evidence of future realizability, the Company will increase the valuation allowance against such deferred tax assets as the temporary differences and related deferred tax liability are reduced through the amortization of the amounts recorded in the purchase accounting.

The following table summarizes the Company’s net operating loss carry-forwards as of December 31, 2011:

Net operating loss:	Balance at December 31, 2011 (in thousands)	Beginning Expiration Year
Federal	$20,862	2024
State	15,951	Various jurisdictions from 2013 to 2029
Foreign	11,841	Generally do not expire, but are subject to certain limitations

Due to the Company’s history of operating losses, there is substantial uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these tax assets have been fully reserved as of December 31, 2011, 2010 and 2009.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $18.7 million as of December 31, 2011, which included $16.2 million of non-cash gain discussed below. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

In 2009, the Company recorded a non-cash gain of $16.2 million in conjunction with the acquisition of ReachLocal Australia (see Note 4). As the Company intends to hold its investment in ReachLocal Australia permanently, the Company did not recognize a provision for income taxes on the gain or the resulting temporary difference. However, should the Company later sell or liquidate its interest in ReachLocal Australia, it would recognize an estimated tax provision of $6.1 million on the untaxed amount.At December 31, 2011, the Company had gross unrecognized tax benefits of approximately $2.1 million. Of this total, approximately $0.1 million would affect the Company’s effective tax rate if recognized. The Company classifies liabilities for unrecognized tax benefits for which it does not anticipate payment or receipt of cash within one year in non-current other liabilities.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2011	2010	2009
Unrecognized tax benefits – beginning balance	$2,000	$2,000	$2,000
Gross increases – tax positions taken in prior period	100	—	—
Unrecognized tax benefits – ending balance	$2,100	$2,000	$2,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the year ended December 31, 2011, the Company recognized and accrued approximately $0.1 million of interest at December 31, 2011.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities.

In August of 2010, the Internal Revenue Service initiated an examination of the Company’s U.S. consolidated 2008 income tax return that was finalized in March 2011 with no proposed adjustments.

The Company does not expect significant changes to the unrecognized tax benefits in the next 12 months.

11. 401(k) Plan

In February 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all full-time employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the plan at the discretion of its board of directors. No contributions have been made to the plan during the years ended December 31, 2011, 2010 and 2009.

12. Related Party Transactions

On May 18, 2009, the Company was a party to stock purchase agreements pursuant to which certain holders of more than 5% of the Company’s capital stock purchased additional shares of the Company’s common stock from certain of the Company’s directors and executive officers and other stockholders. The Company’s participation in these transactions was limited to the approval of these transfers by the disinterested members of the board of directors, waiver of certain rights of first refusal with respect to the shares being sold, making certain representations and warranties relating to the Company’s approval of these transactions and valid issuance of the shares being sold as well as to perform various administrative functions associated with these transfers. In 2009, a loan receivable of $0.2 million related to an earlier purchase of shares from one of the Company’s officers, which together with accrued interest totaled approximately $0.2 million, was forgiven in full. In addition to forgiving his loan, the Company agreed to pay the officer approximately $0.1 million to defray the costs associated with the taxation on the forgiveness of his debt.

In September 2009, as part of the ReachLocal Australia acquisition, the Company assumed $0.1 million of loan receivables from Company stockholders. The balance of these loans was $0.1 million and $0.1 million at December 31, 2011 and 2010, respectively and is classified as a component of stockholders equity on the accompanying consolidated balance sheets.

13. Segment Information

Management has determined that it operates in one segment in accordance with ASC 280, Segment Reporting, as it only reports profit and loss information on an aggregate basis to its chief executive officer, who is the Company’s chief operating decision maker.

Revenue by geographic region with respect to the Direct Local channel and National Brands is based on the physical location of the sales office, and with respect to Agencies and Resellers, is based on the physical location of the agency or reseller. The following summarizes revenue by geographic region (in thousands):

	Year Ended December 31,
	2011	2010	2009
Revenue:
North America	$289,249	$241,696	$189,467
International	85,992	49,993	13,650
	$375,241	$291,689	$203,117
Long Lived Assets:
North America	$8,159	$6,800
International	4,757	1,649
	$12,916	$8,449

The results of the Australia geographic region for the post-acquisition period beginning September 11, 2009 have been included in the Company’s consolidated  financial statements and include revenues of $56.2 million, $32.7 million, and $6.1 million in 2011, 2010 and 2009, respectively. Long-lived assets of the Australia geographic region were $2.4 million and $1.1 million at December 31, 2011 and 2010, respectively.

14. Discontinued Operations

On November 1, 2011, the Company announced that it would wind down the operations of Bizzy due to insufficient consumer adoption of the Bizzy recommendation engine and determined that Bizzy would be considered a discontinued operation as of the third quarter of 2011. In connection with this decision, the Company recorded a charge of $4.0 million in 2011 to reflect the impairment of capitalized software development costs, personnel and severance costs, operating losses, facilities and other costs.

15. Quarterly Information (Unaudited)

The following table sets forth unaudited quarterly financial data for the four quarters of each of 2011 and 2010. As a result of the winding down of the operations of Bizzy, management has reclassified and presented all related historical financial information as “discontinued operations” in the accompanying Consolidated Balances Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

	Dec 31, 2011	Sept 30, 2011	June 30, 2011	Mar 31, 2011	Dec 31, 2010	Sept 30, 2010	June 30, 2010	Mar 31, 2010
Revenue	$99,802	$98,629	$92,752	$84,058	$80,580	$77,121	$70,362	$63,626
Cost of revenue	$49,196	$50,265	$46,598	$44,500	$43,560	$42,172	$38,447	$34,839
Income (loss) from continuing operations, net of income taxes	$308	$(1,329)	$(276)	$(2,672)	$(2,806)	$(1,915)	$(1,833)	$(1,749)
Loss from discontinued operations, net of income taxes	$(1,495)	$(3,272)	$(673)	$(775)	$(822)	$(956)	$(561)	$(505)
Net loss available to common stockholders	$(1,187)	$(4,601)	$(949)	$(3,447)	$(3,628)	$(2,871)	$(2,394)	$(2,254)

Net income (loss) per share from continuing operations, basic	$0.01	$(0.05)	$(0.01)	$(0.09)	$(0.10)	$(0.07)	$(0.07)	$(0.07)
Loss per share from discontinued operations, basic	(0.05)	(0.11)	(0.02)	(0.03)	(0.03)	(0.03)	(0.02)	(0.02)
Net loss per share, basic	$(0.04)	$(0.16)	$(0.03)	$(0.12)	$(0.13)	$(0.10)	$(0.09)	$(0.10)

Net income (loss) per share from continuing operations, diluted	$0.01	$(0.05)	$(0.01)	$(0.09)	$(0.10)	$(0.07)	$(0.07)	$(0.07)
Loss per share from discontinued operations, diluted	(0.05)	(0.11)	(0.02)	(0.03)	(0.03)	(0.03)	(0.02)	(0.02)
Net loss per share, diluted	$(0.04)	$(0.16)	$(0.03)	$(0.12)	$(0.13)	$(0.10)	$(0.09)	$(0.10)

 (3) Exhibits

EXHIBIT INDEX
Exhibit No.	Description of Document

3.01
Amended and Restated Certificate of Incorporation of ReachLocal, Inc., dated May 19, 2010 (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

3.02
Amended and Restated Bylaws of ReachLocal, Inc. (incorporated by reference to Exhibit 3.02 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

4.01
Form of ReachLocal, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

4.02
Second Amended and Restated Investors’ Rights Agreement, by and among ReachLocal, Inc., the Investors listed on Exhibit A, Exhibit B, Exhibit C and Exhibit D thereto, and the Founders listed on Exhibit E thereto, dated as of September 17, 2007 and as amended as of July 1, 2008, May 14, 2009, and May 18, 2009 (incorporated by reference to Exhibit 4.02 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

4.03
Stockholders Agreement, by and between ReachLocal, Inc. and NetUs Pty Limited ACN 117 674 030, dated as of September 11, 2009 (incorporated by reference to Exhibit 4.03 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.01*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Zorik Gordon (incorporated by reference to Exhibit 10.01 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.02*
Indemnification Agreement entered into by and between ReachLocal, Inc. and David Carlick (incorporated by reference to Exhibit 10.02 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.03*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Robert Dykes (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.04*
Indemnification Agreement entered into by and between ReachLocal, Inc. and James Geiger (incorporated by reference to Exhibit 10.04 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.05*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Habib Kairouz (incorporated by reference to Exhibit 10.05 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.06*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Alan Salzman (incorporated by reference to Exhibit 10.06 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.07*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Nathan Hanks (incorporated by reference to Exhibit 10.08 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.08*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Michael Kline (incorporated by reference to Exhibit 10.09 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.09*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Ross G. Landsbaum (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.10*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Jeffrey L. Hagins (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.11*
Offer Letter between ReachLocal, Inc. and Zorik Gordon, dated May 14, 2004 (incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.12*
Offer Letter between ReachLocal, Inc. and Michael Kline, dated May 14, 2004 (incorporated by reference to Exhibit 10.11 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

Exhibit No.	Description of Document

10.13*
Offer of Employment by and between ReachLocal, Inc. and Ross G. Landsbaum, dated as of May 30, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.14*
Offer of Employment by and between ReachLocal, Inc. and Nathan Hanks, dated as of May 6, 2009 (incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.15*
Offer of Employment by and between ReachLocal, Inc. and Jeffrey L. Hagins, dated August 23, 2010 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.16*
Amendment to Offer Letter between ReachLocal, Inc. and Zorik Gordon, dated February 22, 2010 (incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.17*
Amendment to Offer Letter between ReachLocal, Inc. and Michael Kline, dated February 22, 2010 (incorporated by reference to Exhibit 10.20 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.18*
Amendment to Offer of Employment between ReachLocal, Inc. and Nathan Hanks, dated February 22, 2010 (incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.19*
Form of Amended and Restated Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.20*
Share Purchase Agreement, by and among ReachLocal, Inc. and the Persons listed on Annex A thereto, dated as of September 11, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 24, 2010)

10.21*
ReachLocal, Inc. Incentive Bonus Plan, effective as of February 21, 2010 (incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.22*
ReachLocal, Inc. Director Stock Plan (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.23*
2009 Executive Bonus Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.08 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.24*
ReachLocal, Inc. Change in Control and Severance Policy for Senior Management, effective as of February 21, 2010 (incorporated by reference to Exhibit 10.09 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.25*
ReachLocal, Inc. 2004 Stock Plan, adopted April 21, 2004, as amended as of April 8, 2005, July 31, 2006 and September 17, 2007 (incorporated by reference to Exhibit 10.04 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.26*
Amended and Restated ReachLocal, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

10.27*	Form of Restricted Stock Unit Award Agreement

10.28*	Form of Stock Option Agreement

10.29*	Form of Restricted Stock Award Agreement

10.30*
Form of Stock Option Agreement (Regulation D Early Exercise) (incorporated by reference to Exhibit 10.06 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.31*
Form of Stock Option Agreement (Rule 701) (incorporated by reference to Exhibit 10.07 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.32*
Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-34749) filed with the SEC on August 4, 2011)

Exhibit No.	Description of Document

10.33
Lease Agreement, dated as of June 2, 2006, between ReachLocal, Inc. and CB Parkway Business Center, Ltd., as amended (incorporated by reference to Exhibit 10.02 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.34
Office Lease, dated as of August 30, 2006, by and between ReachLocal, Inc. and Douglas Emmett 2000, LLC, as amended (incorporated by reference to Exhibit 10.03 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.35
Second Amendment to Office Lease, dated as of September 1, 2010, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34749) filed with the Securities and Exchange Commission on November 4, 2010)

10.36
Third Amendment to Office Lease, dated as of July 22, 2011, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34749) filed with the SEC on November 7, 2011)

10.37
Lease Agreement, dated as of February 2, 2010,  among ARI – International Business Park, LLC, ARI- IBP 1, LLC, ARI - IBP 2, LLC, ARI - IBP 3, LLC, ARI - IBP 4, LLC, ARI - IBP 5, LLC, ARI - IBP 6, LLC, ARI - IBP 7, LLC, ARI - IBP 8, LLC, ARI - IBP 9, LLC, ARI - IBP 11, LLC, and ARI - IBP 12, LLC, acting by and through Billingsley Property Services, Inc., as agent for Landlord, and ReachLocal, Inc., as amended

10.38
Google Inc. AdWords Reseller Addendum, dated April 25, 2011, between ReachLocal, Inc. and Google Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-34749) filed with the SEC on May 16, 2011)

10.39	Amendment to the Google Inc. AdWords Reseller Addendum, dated November 1, 2011, between ReachLocal, Inc. and Google Inc.

10.40
Google AdWords Reseller Agreement, dated May 9, 2011, between ReachLocal Netherlands B.V. and Google Ireland Limited (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-34749) filed with the SEC on May 16, 2011)

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

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2012.

REACHLOCAL, INC.

By:	/s/ Zorik Gordon
Name:	Zorik Gordon
Title:	Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 15, 2012.

Signature	Title	Date

/s/ Zorik Gordon	Chief Executive Officer, Director	March 15, 2012
Zorik Gordon	(Principal Executive Officer)

/s/ Ross G. Landsbaum	Chief Financial Officer	March 15, 2012
Ross G. Landsbaum	(Principal Financial Officer)

/s/ David Day	Senior Vice President, Corporate Controller and Chief	March 15, 2012
David Day	Accounting Officer (Principal Accounting Officer)

/s/ David Carlick	Director	March 15, 2012
David Carlick

/s/ Robert Dykes	Director	March 15, 2012
Robert Dykes

/s/ James Geiger	Director	March 15, 2012
James Geiger

/s/ Habib Kairouz	Director	March 15, 2012
Habib Kairouz

/s/ Alan Salzman	Director	March 15, 2012
Alan Salzman

EXHIBIT INDEX
Exhibit No.	Description of Document

3.01
Amended and Restated Certificate of Incorporation of ReachLocal, Inc., dated May 19, 2010 (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

3.02
Amended and Restated Bylaws of ReachLocal, Inc. (incorporated by reference to Exhibit 3.02 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

4.01
Form of ReachLocal, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

4.02
Second Amended and Restated Investors’ Rights Agreement, by and among ReachLocal, Inc., the Investors listed on Exhibit A, Exhibit B, Exhibit C and Exhibit D thereto, and the Founders listed on Exhibit E thereto, dated as of September 17, 2007 and as amended as of July 1, 2008, May 14, 2009, and May 18, 2009 (incorporated by reference to Exhibit 4.02 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

4.03
Stockholders Agreement, by and between ReachLocal, Inc. and NetUs Pty Limited ACN 117 674 030, dated as of September 11, 2009 (incorporated by reference to Exhibit 4.03 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.01*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Zorik Gordon (incorporated by reference to Exhibit 10.01 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.02*
Indemnification Agreement entered into by and between ReachLocal, Inc. and David Carlick (incorporated by reference to Exhibit 10.02 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.03*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Robert Dykes (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.04*
Indemnification Agreement entered into by and between ReachLocal, Inc. and James Geiger (incorporated by reference to Exhibit 10.04 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.05*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Habib Kairouz (incorporated by reference to Exhibit 10.05 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.06*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Alan Salzman (incorporated by reference to Exhibit 10.06 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.07*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Nathan Hanks (incorporated by reference to Exhibit 10.08 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.08*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Michael Kline (incorporated by reference to Exhibit 10.09 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.09*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Ross G. Landsbaum (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.10*
Indemnification Agreement entered into by and between ReachLocal, Inc. and Jeffrey L. Hagins (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.11*
Offer Letter between ReachLocal, Inc. and Zorik Gordon, dated May 14, 2004 (incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.12*
Offer Letter between ReachLocal, Inc. and Michael Kline, dated May 14, 2004 (incorporated by reference to Exhibit 10.11 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

Exhibit No.	Description of Document

10.13*
Offer of Employment by and between ReachLocal, Inc. and Ross G. Landsbaum, dated as of May 30, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.14*
Offer of Employment by and between ReachLocal, Inc. and Nathan Hanks, dated as of May 6, 2009 (incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.15*
Offer of Employment by and between ReachLocal, Inc. and Jeffrey L. Hagins, dated August 23, 2010 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 ((File No. 001-34749) filed with the SEC on March 28, 2011)

10.16*
Amendment to Offer Letter between ReachLocal, Inc. and Zorik Gordon, dated February 22, 2010 (incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.17*
Amendment to Offer Letter between ReachLocal, Inc. and Michael Kline, dated February 22, 2010 (incorporated by reference to Exhibit 10.20 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.18*
Amendment to Offer of Employment between ReachLocal, Inc. and Nathan Hanks, dated February 22, 2010 (incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.19*
Form of Amended and Restated Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.20*
Share Purchase Agreement, by and among ReachLocal, Inc. and the Persons listed on Annex A thereto, dated as of September 11, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 24, 2010)

10.21*
ReachLocal, Inc. Incentive Bonus Plan, effective as of February 21, 2010 (incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.22*
ReachLocal, Inc. Director Stock Plan (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.23*
2009 Executive Bonus Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.08 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.24*
ReachLocal, Inc. Change in Control and Severance Policy for Senior Management, effective as of February 21, 2010 (incorporated by reference to Exhibit 10.09 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.25*
ReachLocal, Inc. 2004 Stock Plan, adopted April 21, 2004, as amended as of April 8, 2005, July 31, 2006 and September 17, 2007 (incorporated by reference to Exhibit 10.04 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.26*
Amended and Restated ReachLocal, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

10.27*	Form of Restricted Stock Unit Award Agreement

10.28*	Form of Stock Option Agreement

10.29*	Form of Restricted Stock Award Agreement

10.30*
Form of Stock Option Agreement (Regulation D Early Exercise) (incorporated by reference to Exhibit 10.06 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.31*
Form of Stock Option Agreement (Rule 701) (incorporated by reference to Exhibit 10.07 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.32*
Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-34749) filed with the SEC on August 4, 2011)

Exhibit No.	Description of Document

10.33
Lease Agreement, dated as of June 2, 2006, between ReachLocal, Inc. and CB Parkway Business Center, Ltd., as amended (incorporated by reference to Exhibit 10.02 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.34
Office Lease, dated as of August 30, 2006, by and between ReachLocal, Inc. and Douglas Emmett 2000, LLC, as amended (incorporated by reference to Exhibit 10.03 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.35
Second Amendment to Office Lease, dated as of September 1, 2010, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34749) filed with the Securities and Exchange Commission on November 4, 2010)

10.36
Third Amendment to Office Lease, dated as of July 22, 2011, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34749) filed with the SEC on November 7, 2011)

10.37
Lease Agreement, dated as of February 2, 2010,  among ARI – International Business Park, LLC, ARI- IBP 1, LLC, ARI - IBP 2, LLC, ARI - IBP 3, LLC, ARI - IBP 4, LLC, ARI - IBP 5, LLC, ARI - IBP 6, LLC, ARI - IBP 7, LLC, ARI - IBP 8, LLC, ARI - IBP 9, LLC, ARI - IBP 11, LLC, and ARI - IBP 12, LLC, acting by and through Billingsley Property Services, Inc., as agent for Landlord, and ReachLocal, Inc., as amended

10.38
Google Inc. AdWords Reseller Addendum, dated April 25, 2011, between ReachLocal, Inc. and Google Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-34749) filed with the SEC on May 16, 2011)

10.39	Amendment to the Google Inc. AdWords Reseller Addendum, dated November 1, 2011, between ReachLocal, Inc. and Google Inc.

10.40
Google AdWords Reseller Agreement, dated May 9, 2011, between ReachLocal Netherlands B.V. and Google Ireland Limited (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-34749) filed with the SEC on May 16, 2011)

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

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan, contract or arrangement.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.