Form 10-Q
period 2012-03-31
ReachLocal Inc
filed 2012-05-04
CIK 1297336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 1, 2012
Common Stock, $0.00001 par value	28,491,914

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$90,336	$84,525
Short-term investments	497	644
Accounts receivable, net of allowance for doubtful accounts of $441 and $363 at March 31, 2012 and December 31, 2011, respectively	4,388	4,240
Other receivables and prepaid expenses	8,354	9,226
Total current assets	103,575	98,635

Property and equipment, net	11,321	9,885
Capitalized software development costs, net	11,643	10,942
Restricted certificates of deposit	1,069	1,286
Intangible assets, net	1,472	1,957
Other assets	1,991	1,966
Goodwill	41,766	41,766
Total assets	$172,837	$166,437

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$32,541	$29,831
Accrued expenses	20,634	19,537
Deferred revenue and other current liabilities	35,025	30,747
Liabilities of discontinued operations	860	996
Total current liabilities	89,060	81,111
Deferred rent and other liabilities	2,686	3,039
Total liabilities	91,746	84,150

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 28,499 and 28,552 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Receivable from stockholder	(87)	(87)
Additional paid-in capital	108,596	108,883
Accumulated deficit	(27,240)	(26,234)
Accumulated other comprehensive loss	(178)	(275)
Total stockholders’ equity	81,091	82,287
Total liabilities and stockholders’ equity	$172,837	$166,437

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$104,003	$84,058
Cost of revenue	52,390	44,500
Operating expenses:
Selling and marketing	38,543	32,161
Product and technology	4,333	3,022
General and administrative	9,807	7,077
Total operating expenses	52,683	42,260
Loss from continuing operations	(1,070)	(2,702)
Other income, net	203	196
Loss from continuing operations before provision for income taxes	(867)	(2,506)
Provision for income taxes	139	166
Loss from continuing operations, net of income taxes	(1,006)	(2,672)
Loss from discontinued operations, net of income taxes	—	(775)
Net loss	$(1,006)	$(3,447)

Net loss per share from continuing operations, basic and diluted	$(0.03)	$(0.09)
Net loss per share from discontinued operations, basic and diluted	—	(0.03)
Net loss per share, basic and diluted	$(0.03)	$(0.12)

Weighted average common shares used in computation of net loss per share, basic and diluted	29,111	28,461

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(1,006)	$(3,447)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	97	111
Other comprehensive income, net of tax	97	111
Comprehensive loss	$(909)	$(3,336)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net loss from continuing operations	$(1,006)	$(2,672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,964	2,246
Stock-based compensation, net	2,096	1,740
Provision for doubtful accounts	78	90
Changes in operating assets and liabilities:
Accounts receivable	(222)	(287)
Other receivables and prepaid expenses	836	203
Other assets	(30)	86
Accounts payable and accrued expenses	3,530	545
Deferred revenue, rent and other liabilities	5,108	2,617
Net cash provided by operating activities, continuing operations	13,354	4,568
Net cash used for operating activities, discontinued operations	(136)	(539)
Net cash provided by operating activities	13,218	4,029
Cash flow from investing activities:
Additions to property, equipment and software	(4,490)	(3,588)
Acquisitions, net of acquired cash	(1,035)	(5,793)
Maturities of short-term investments	383	—
Purchases of short-term investments	—	(61)
Net cash used in investing activities, continuing operations	(5,142)	(9,442)
Net cash used in investing activities, discontinued operations	—	(345)
Net cash used in investing activities	(5,142)	(9,787)

Cash flow from financing activities:
Proceeds from exercise of stock options	11	1,946
Common stock repurchases	(2,786)	—
Net cash provided by (used in) financing activities	(2,775)	1,946
Effect of exchange rate changes on cash	510	315
Net change in cash and cash equivalents	5,811	(3,497)
Cash and cash equivalents—beginning of period	84,525	79,906
Cash and cash equivalents—end of period	$90,336	$76,409
Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$86	$650

Deferred payment obligation increase (decrease)	$(243)	$1,849

Accrued purchases of fixed assets	$—	$353

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in North America, Australia, the United Kingdom, the Netherlands, Germany, Japan and India. The Company’s mission is to help small- and medium-sized businesses (“SMBs”) acquire, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising and remarketing (ReachDisplay™), online marketing analytics (TotalTrack®), and an out-of-the-box assisted chat service (TotalLiveChat™), each targeted to the SMB market. The Company delivers this suite of services to SMBs through a combination of its proprietary technology platform, the RL Platform, its direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third party agencies and resellers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The condensed consolidated balance sheet as of December 31, 2011 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2012, the Company’s results of operations for the three months ended March 31, 2012 and 2011, and the Company’s cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. All references to the three months ended March 31, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

Discontinued Operations

As a result of winding down and closing the operations of Bizzy, the local recommendation engine we developed, effective November 2011, the Company has reclassified and presented all related historical financial information as “discontinued operations” in the accompanying Consolidated Balances Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, all Bizzy-related activities have been excluded from the notes unless specifically referenced.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, software development costs, goodwill, long-lived and intangible assets, and stock-based compensation. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

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

The Company also has a small number of resellers. Resellers integrate the Company’s services, including ReachSearch, ReachDisplay, and TotalTrack, into their product offerings. In most cases, the resellers integrate with the Company’s RL Platform through a custom Application Programming Interface (API). Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay the Company in arrears, net of commissions and other adjustments. Management recognizes revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as management believes that the reseller has retained sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

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

Goodwill

The Company’s total goodwill of $41.8 million as of both March 31, 2012 and December 31, 2011 is related to the Company’s acquired businesses.   In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has identified one reporting segment and two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. North America assigned goodwill is $9.4 million and Australia assigned goodwill is $32.4 million. The Company reviews the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. The Company performs its annual assessment of goodwill impairment as of the first day of each fourth quarter.

The Company follows the amended guidance for assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in accordance with ASC 350-20, Intangibles – Goodwill and Other. Entities are provided with the option of first performing a qualitative assessment on any of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test is necessary. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective carrying amounts, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company estimates fair value utilizing the projected discounted cash flow method and a discount rate determined by the Company commensurate with the risk inherent in its business model.

Long-Lived and Intangible Assets

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

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive because the Company had net losses for the periods below (in thousands):

	Three Months Ended March 31,
	2012	2011
Deferred stock consideration and restricted stock	26	458
Stock options and warrant	475	2,639
	501	3,097

In addition, certain other stock options have been excluded from the computation of diluted net loss per share because they would have had an anti-dilutive impact as the deemed proceeds under the treasury stock method were in excess of the average fair market value for the period.  For the three months ended March 31, 2012 and 2011, the number of such securities was 6.8 million and 1.2 million, respectively.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$90,336	$90,336	$—	$—
Certificates of deposit	$1,566	$1,566	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$84,525	$84,525	$—	$—
Certificates of deposit	$1,930	$1,930	$—	$—

4. Acquisitions

Deferred Consideration

Pursuant to the terms of its 2011 acquisition  of DealOn, LLC (“DealOn”), on February 8, 2012, the Company made a deferred payment in the amount of $0.5 million, net of the working capital adjustment and certain other adjustments, and issued 10,649 shares of its common stock. The following table summarizes the remaining DealOn deferred consideration milestone payments as of March 31, 2012, subject to adjustment under the acquisition agreement (in thousands):

	Deferred Cash Consideration	Deferred Stock Consideration	Total
August 2012	$367	$122	$489
February 2013	367	122	489
Total Deferred Consideration	$734	$244	$978

As part of the consideration paid to acquire SMB:LIVE Corporation (“SMB:LIVE”), on February 22, 2011, the Company paid $0.2 million in cash and issued 90,062 shares of its common stock. On August 22, 2011 the Company paid $0.3 million in cash and issued 93,346 shares of its common stock, and on February 22, 2012  the Company paid $0.6 million in cash and issued 181,224 shares of its common stock. The February 22, 2012 payment represented the final payment of deferred consideration in connection with the SMB:LIVE acquisition.

Intangible Assets

As of March 31, 2012, intangible assets from the acquisitions of DealOn, ReachLocal Australia Pty Ltd. (“ReachLocal Australia”) and SMB:LIVE included developed technology of $1.0 million (net of accumulated amortization of $2.1 million), and customer relationships of $0.4 million (net of accumulated amortization of $3.1 million). Intangible assets are amortized on a straight-line basis over the estimated useful life of three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the succeeding three years is as follows (in thousands):

Year Ending December 31,
2012 (9 months)	$1,090
2013	357
2014	25
Total	$1,472

For each of the three months ended March 31, 2012 and 2011, amortization expense related to acquired intangibles was $0.5 million.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Capitalized software development costs	$23,856	$21,686
Accumulated amortization	(12,213)	(10,744)
Capitalized software development costs, net	$11,643	$10,942

The Company recorded amortization expense of $1.5 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, $2.3 million of capitalized software development costs relate to projects still in process.

6. Commitments and Contingencies

Deferred Payment Obligations

In connection with the February 8, 2011 acquisition of DealOn, on February 8, 2012, the Company paid $0.5 million in cash and issued 10,649 shares of its common stock. The Company remains obligated to pay up to approximately $0.7 million in cash and issue 10,649 shares of its common stock, subject to adjustment under the terms of the acquisition agreement (see Note 4).

Litigation

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of existing matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

7. Stockholders’ Equity

 On November 4, 2011, the Company announced that its Board of Directors adopted a program that authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock. At March 31, 2012, the Company had repurchased 1,257,000 shares of its common stock under the program for an aggregate of $9.3 million, of which $2.6 million or 388,000 shares were repurchased during the three months ended March 31, 2012. Purchases will be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

8. Stock-Based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes vested and unvested options activity (number of shares in thousands):

	All Options		Vested Options		Unvested Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	6,515	$12.63	3,471	$9.72	3,044	$15.96

Granted	957	7.86	—	—	957	7.86
Options vesting	—	—	478	17.30	(478)	17.30
Exercised	(17)	0.69	(17)	0.69	—	—
Forfeited	(342)	14.14	(295)	13.96	(47)	15.30
Outstanding at March 31, 2012	7,113	$11.95	3,637	$10.41	3,476	$13.56

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011

Expected dividend yield	0%	0%
Risk-free interest rate	0.88%	2.30%
Expected life (in years)	4.75	4.75
Expected volatility	57.1%	58.5%

The weighted average remaining contractual life of all options outstanding as of March 31, 2012 was 5.0 years. The remaining contractual life for options vested and exercisable at March 31, 2012 was 4.2 years. The aggregate intrinsic value of all options outstanding as of March 31, 2012 was $2.9 million, and the aggregate intrinsic value of options vested and exercisable at March 31, 2012 was $2.6 million, in each case based on the fair value of the Company’s common stock on March 31, 2012. The per-share weighted-average grant date fair value of unvested options as of March 31, 2012 was $6.39. The per share weighted-average grant date fair value of options vested during the three months ended March 31, 2012 was $8.09. The per-share weighted-average grant date fair value of options forfeited during the three months ended March 31, 2012 was $5.73. The total grant date fair value of options vested during the three months ended March 31, 2012 was $3.9 million. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2012 was $0.1 million.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock awards and restricted stock unit awards (in thousands):

Number of shares
Unvested at December 31, 2011	123

Granted	182
Cancelled	(1)
Vested	(16)
Unvested at March 31, 2012	288

Stock-Based Compensation Expense

The Company records stock-based compensation expense net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended March 31,
	2012	2011

Stock-based compensation	$2,182	$2,246
Less: Capitalized stock-based compensation	86	506
Stock-based compensation expense, net	$2,096	$1,740

Stock-based compensation expense, net of capitalization, is included in the accompanying condensed consolidated statements of operations in the following captions (in thousands):

	Three Months Ended March 31,
	2012	2011

Stock-based compensation expense, net
Cost of revenue	$54	$51
Selling and marketing	300	369
Product and technology	249	229
General and administrative	1,493	1,091
	$2,096	$1,740

As of March 31, 2012, there was $21.3 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.5 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

9. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimates the effective annual tax rate and applies this rate to the year-to-date pre-tax book income or loss to determine the interim provision for income taxes. For the three months ended March 31, 2012 and 2011, the income tax provisions were $0.1 million and $0.2 million, respectively, and relate to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. All of the Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities.

10. Segment Information

Revenue by geographic region with respect to the Direct Local channel and national brands is based on the physical location of the sales office, and with respect to agencies and resellers, is based on the physical location of the agency or reseller. The following summarizes revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended March 31,
	2012	2011

Revenue:
North America	$76,476	$66,852
International	27,527	17,206
	$104,003	$84,058

	March 31, 2012	December 31, 2011

Long-lived assets (excluding patents and other intangibles):
North America	$7,455	$7,203
International	3,898	2,721
	$11,353	$9,924

The results of the Australia geographic region have been included in the Company’s consolidated financial statements and include revenues of $16.7 million and $11.3 million for the three months ended March 31, 2012 and 2011, respectively. Long-lived assets of the Australia geographic region were $1.7 million and $1.4 million at March 31, 2012 and December 31, 2011, respectively.

11. Subsequent Events

On April 23, 2012, the Company filed its Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 22, 2012, which contains a proposal submitted to the Company’s stockholders to approve a one-time stock option exchange for eligible employees. The proposed option exchange would permit option holders to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares having an exercise price equal to the fair market value of our common stock on the replacement grant date, or for replacement options issued to the Company’s executive officers subject to Section 16 of the Exchange Act, an exercise price equal to the greater of the fair market value of our common stock on the replacement grant date or $13 per share. The proposed option exchange is subject to approval of the Company’s stockholders and the Board of Directors, Compensation Committee and senior management retain the discretion not to commence the option exchange even if approved by the stockholders.

If commenced, the exchange ratios will be calculated to result in an aggregate fair value of the replacement options approximately equal to the aggregate fair value of the surrendered options, which is intended to minimize the compensation expense resulting from the option exchange. Participation will be at the discretion of each option holder, thus the potential reduction of the Company’s total number of outstanding options cannot be known until completion of the exchange. If  approved by the Company’s stockholders and the Board of Directors, Compensation Committee or senior management deterime to implement the stock option exchange, it is expected to commence during June 2012.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, ReachLocal, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “ReachLocal.”

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2011 Annual Report on Form 10-K.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our 2011 Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Our mission is to help small and medium-sized businesses, or SMBs, acquire, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including search engine marketing (ReachSearch), Web presence and social media marketing (ReachCast), display advertising and remarketing (ReachDisplay), online marketing analytics (TotalTrack), an out-of-the-box assisted chat service (TotalLiveChat), and other related products and services, each targeted to the SMB market. We deliver these solutions to SMBs through a combination of our proprietary platform, the RL Platform, and our direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers.

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

We generate revenue by providing online advertising solutions for our clients through our portfolio of online marketing and advertising solutions. We sell ReachSearch and ReachDisplay based on a package pricing model in which our clients commit to a fixed fee that includes the media; the optimization, reporting and tracking technologies of the RL Platform; and the personnel dedicated to support and manage their campaigns. We also generate revenue from digital marketing solutions for our clients that do not include the purchase of third-party media, including ReachCast, TotalTrack and TotalLiveChat. Generally our products are sold to our clients in a single budget to simplify the purchasing process.

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

In 2006, we entered our first market outside of North America through a joint venture in Australia, and in 2009, we acquired the remaining interest in the joint venture. We entered the United Kingdom and Canada in 2008, Germany and the Netherlands in 2011, and Japan in 2012. In 2010, we commenced campaign management and provisioning operations in India.

Business Model and Operating Metrics

Our Direct Local channel represents the majority of our revenue. As a percentage of revenue, Direct Local revenue has increased to 79% for the three months ended March 31, 2012, from 77% for the three months ended March 31, 2011. Growth in Direct Local revenue is primarily driven by the growth in the number of IMCs, the maturity of our IMCs, the increase in the number of international IMCs as a percentage of our total IMCs, and the increase in IMC productivity. Underclassmen expense for the three months ended March 31, 2012 and 2011 were $11.1 million and $10.4 million, respectively.

      Number of IMCs

Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth. Typically, each month we hire 40-60 IMCs worldwide, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen. In particular, our revenue growth is driven by the increase in the number of our Upperclassmen, who are significantly more productive than our Underclassmen. As such, we believe that our ability to grow our business is highly dependent on our ability to grow the number of our Upperclassmen. Beyond our hiring practices, which determine the number of IMCs to be hired as well as the rate at which we hire them, the increase in the number of Upperclassmen depends primarily on the productivity of Underclassmen, as the majority of Underclassmen attrition has been involuntary and is based on performance relative to a standard level of revenue growth and other performance metrics determined by us. We do not expect all Underclassmen to become Upperclassmen, and our investment decisions anticipate the cost of attrition. Our revenue growth is also driven by the increase in the number of our international IMCs as our international IMCs are on average more productive than our IMCs in North America, which we attribute to lower levels of competition and lower existing online advertising consumption by SMBs in those markets. The increase in the number of international IMCs was a result of our international expansion.

At March 31, 2012, we had 381 Upperclassmen and 417 Underclassman, for a total of 798 IMCs, as compared to 303 Upperclassmen and 435 Underclassman, for a total of 738 IMCs, as of March 31, 2011.

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

We determine the amount to invest in Underclassmen based on our objectives for development of the business and the key factors affecting IMC productivity described above. The increase in Underclassmen Expense for the three months ended March 31, 2012 as compared to the preceding year period was primarily attributable to our international expansion, partially offset by a reduced investment in North America.

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

At March 31, 2012, we had approximately 20,400 Active Advertisers and 30,100 Active Campaigns, as compared to approximately 17,400 Active Advertisers and 24,300 Active Campaigns as of March 31, 2011. Active Advertisers and Active Campaigns increased over the period due to an increase in the number of IMCs and an increase in the number of products available for our IMCs to sell.

Basis of Presentation

      Discontinued Operations

As a result of the winding down of the operations of Bizzy, we have reclassified and presented all related historical financial information as “discontinued operations” in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, we have excluded all Bizzy-related activities from the following discussions, unless specifically referenced.

      Sources of Revenue

We derive our revenue principally from the provision and sale of online advertising to our clients. Revenue includes the sale of our ReachSearch, ReachCast, ReachDisplay, and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, the optimization, reporting and tracking technologies of the RL Platform, and the personnel dedicated to support and manage their campaigns; the sale of our ReachCast, TotalTrack, TotalLiveChat, and other products and services; and set-up, management and service fees associated with these products and other services. We distribute our products and services directly through our sales force of IMCs, who are focused on serving SMBs in their local markets through an in-person, consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to SMBs ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

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

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in a manner similar to Direct Local clients or are extended credit privileges with payment generally due in 30 to 60 days. There were $4.0 million and $3.8 million of accounts receivables related to our National Brands, Agencies and Resellers at March 31, 2012 and December 31, 2011, respectively

      Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized. From time to time, publishers offer the Company rebates based upon various factors and operating rules, including the amount of media purchased. We record these rebates in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher, or as an other receivable, as appropriate. Cost of revenue also includes third-party telephone and information services costs, data center and third-party hosting costs, credit card processing fees, third-party content and other direct costs.

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

Product and technology expenses also include the amortization of the technology obtained in acquisitions and expenses of the deferred payment obligations related to acquisitions attributable to product and technology personnel.

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

There have been no material changes to our critical accounting policies. For further information on our critical and other significant accounting policies, see our 2011 Annual Report on Form 10-K.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•     Revenue recognition
•      Software development costs
•      Goodwill
•      Long-lived and intangible assets
•      Stock-based compensation

      Revenue Recognition

We recognize revenue for our services when all of the following criteria are satisfied:

•     persuasive evidence of an arrangement exists;
•      services have been performed;
•      the selling price is fixed or determinable; and
•      collectability is reasonably assured

We recognize revenue as the cost for the third-party media is incurred, which is upon delivery of the advertising on behalf of our clients. We recognize revenue for our ReachSearch product as clicks are recorded on sponsored links on the various search engines and for our ReachDisplay product when the display advertisements record impressions or as otherwise provided in our agreement with the applicable publisher. We recognize revenue for our ReachCast product on a straight line basis over the applicable service period for each campaign. We recognize revenue when we charge set-up, management service or other fees on a straight line basis over the term of the related campaign contract or the completion of any obligation for services, if shorter. When we receive advance payments from clients, we record these amounts as deferred revenue until the revenue is recognized. When we extend credit, we record a receivable when the revenue is recognized.

When we sell through agencies, we either receive payment in advance of services or in some cases extend credit. We pay each agency an agreed-upon commission based on the revenue we earn or cash we receive. Some agency clients that have been extended credit may offset the amount otherwise due to us by any commissions they have earned. We evaluate whether it is appropriate to record the gross amount of campaign revenue or the net amount earned after commissions. As we are the primary party obligated in the arrangement, subject to the credit risk, with discretion over both price and media, management recognizes the gross amount of such sales as revenue and any commissions are recognized as a selling and marketing expense.

We also have a small number of resellers. Resellers integrate our services, including ReachSearch, ReachDisplay  and TotalTrack, into their product offerings. In each case, the resellers integrate with the our RL Platform through a custom Application Programming Interface (API). Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay us in arrears, net of commissions and other adjustments. We recognize revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as we believe that the reseller has retained sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

We offer future incentives to clients in exchange for minimum commitments. In these circumstances, we estimate the amount of the future incentives that will be earned by clients and defer a portion of the otherwise recognizable revenue. Estimates are based upon a statistical analysis of previous campaigns for which such incentives were offered. Should a client not meet its minimum commitment and no longer qualify for the incentive, we recognize the revenue previously deferred related to the estimated incentive.

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

      Goodwill

Our total goodwill of $41.8 million at both March 31, 2012 and December 31, 2011 is related to our acquired businesses. In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, and have identified one segment and two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. At both March 31, 2012 and December 31, 2011, assigned-goodwill was $9.4 million for North America and $32.4 million for Australia. We review the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. We perform our annual assessment of goodwill impairment as of the first day of each fourth quarter.

We apply the guidance of ASC 350-20, Intangibles – Goodwill and Other. Entities are provided with the option of first performing a qualitative assessment on any of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test is necessary. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective carrying amounts, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We estimate fair value utilizing the projected discounted cash flow method and discount rate determined by management to commensurate the risk inherent in our business model.

      Long-Lived and Intangible Assets

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

      Stock-Based Compensation

We account for stock-based compensation based on fair value. We follow the attribution method, which reduces current stock-based compensation expenses recorded by the effect of anticipated forfeitures. We estimate forfeitures based upon its historical experience, which has resulted in a small expected forfeiture rate.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
Revenue	$104,003	$84,058
Cost of revenue (1)	52,390	44,500
Operating expenses:
Selling and marketing (1)	38,543	32,161
Product and technology (1)	4,333	3,022
General and administrative (1)	9,807	7,077
Total operating expenses	52,683	42,260
Loss from continuing operations	(1,070)	(2,702)
Other income, net	203	196
Loss from continuing operations before provision for income taxes	(867)	(2,506)
Provision for income taxes	139	166
Loss from continuing operations, net of income taxes	(1,006)	(2,672)
Loss from discontinued operations, net of income taxes	—	(775)
Net loss	$(1,006)	$(3,447)

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation:
Cost of revenue	$54	$51
Selling and marketing	300	369
Product and technology	249	229
General and administrative	1,493	1,091
	$2,096	$1,740

Depreciation and amortization:
Cost of revenue	$122	$156
Selling and marketing	518	325
Product and technology	1,969	1,467
General and administrative	355	298
	$2,964	$2,246

Revenue

	Three Months Ended March 31,
	2012	2011	2012-2011 % Change
(in thousands)
Direct Local	$81,740	$64,515	26.7%
National Brands, Agencies and Resellers	22,263	19,543	13.9%
Total revenue	$104,003	$84,058	23.7%

At period end:
Number of IMCs:
Upperclassmen	381	303	25.7%
Underclassmen	417	435	(4.1)%
Total	798	738	8.1%

Active Advertisers (1)	20,400	17,400	17.2%
Active Campaigns (2)	30,100	24,300	23.9%

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

The increase in Direct Local revenue of $17.2 million for the three months ended March 31, 2012, compared to the same period in 2011, was largely attributable to increased productivity resulting from an increase in the number of Upperclassmen and the tenure of our Upperclassmen. Contributing to the increase, was growth in the number of international IMCs who, on average, are more productive than our IMCs in North America, and higher spend from clients purchasing multiple ReachLocal products.

The increase in National Brands, Agencies and Resellers revenue of $2.7 million for the three months ended March 31,  2012, compared to the same period in 2011, was primarily due to increases in  revenue of $1.7 million from our domestic and international National Brands clients and $1.2 million from an increase in our international Agencies and Resellers, partially offset by a slight decrease from our North American Agencies and Resellers.

Cost of Revenue

	Three Months Ended March 31,		2012-2011 % Change
	2012	2011
(in thousands)
Cost of revenue	$52,390	$44,500	17.7%
As a percentage of revenue:	50.4%	52.9%

The decrease in our cost of revenue as a percentage of revenue for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to an increase in publisher rebates and scaling of our operations and service infrastructure, partially offset by the change in our geographic, product and service mix. In our emerging international markets, the initial sales focus is on our ReachSearch product, which affects our product and service mix.

 Publisher rebates as a percentage of revenue increased to 4.5% of revenue for the three months ended March 31,  2012 from 1.1% for the three months ended March 31, 2011, due to more favorable rebate terms, primarily from the reseller agreements we entered into with Google during May 2011.

Our cost of revenue as a percentage of revenue will be affected in the future by the mix and relative amount of media we purchase to fulfill service requirements, the availability and amount of publisher rebates, the mix of products and services we offer, our geographic mix, our media buying efficiency, and the costs of support and delivery.

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

Selling and Marketing

	Three Months Ended March 31,		2012-2011 % Change
	2012	2011
(in thousands)
Salaries, benefits and other costs	$27,445	$22,704	20.9%
Commission expense	11,098	9,457	17.4%
Total selling and marketing	$38,543	$32,161	19.8%

Underclassmen Expense included above, excluding commissions (1)	$11,055	$10,396	6.3%

As a percentage of revenue:
Salaries, benefits and other costs	26.4%	27.0%
Commission expense	10.7%	11.3%
Total selling and marketing	37.1%	38.3%

(1)	See “Non-GAAP Financial Measures” for our definition of Underclassmen Expense.

The increase in selling and marketing salaries, benefits and other costs in absolute dollars for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to an increase in our IMC headcount and related recruiting, training and facilities costs.  The decrease as a percentage of revenue for the three months ended March 31, 2012, compared to the same period in 2011, was due primarily to increased productivity and operational scalein our established markets, partially offset by expenses related to our entrance into new international markets.

The increase in commission expense in absolute dollars for the three months ended March 31, 2012, compared to the same period in 2011, was due to increased sales. As a percentage of revenue, commission expense decreased due to a higher percentage of revenue from our Direct Local channel, for which we pay lower commission rates. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

The increase in Underclassmen Expense for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to increased IMC hiring in international markets. As we continue to invest in additional Underclassmen and retain additional Upperclassmen, selling and marketing expenses will continue to increase in absolute dollars.

Product and Technology

	Three Months Ended March 31,		2012-2011
	2012	2011	% Change
(in thousands)
Product and technology expenses	$4,333	$3,022	43.4%
Capitalized software development costs from product and technology resources	1,707	1,997	(14.5)%
Total product and technology expenses and capitalized costs	$6,040	$5,019	20.3%

As a percentage of revenue:
Product and technology expenses costs	4.2%	3.6%

Capitalized software development costs from product and technology resources	1.6%	2.4%

Total product and technology costs expensed and capitalized	5.8%	6.0%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the three months ended March 31, 2012, compared to the same period in 2011, was primarily attributable to $1.0 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new product initiatives, and $0.5 million of increased amortization expense related to previously capitalized software development costs.

The decrease in the amount of capitalized software development costs in both absolute dollars and as a percentage of revenues for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to the timing of capitalizable and non-capitalizable projects.

General and Administrative

	Three Months Ended March 31,		2012-2011 % Change
	2012	2011
(in thousands)
General and administrative	$9,807	$7,077	38.6%
As a percentage of revenue:	9.4%	8.4%

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to  $1.7 million of increased employee and facilities costs to support the growth of the business, including our international expansion, $0.5 million of increased tax, consulting and audit fees, including costs to support our Sarbanes-Oxley compliance efforts and our international expansion initiatives, and $0.4 million of increased stock-based compensation expense.

We expect general and administrative expenses to increase in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from our continued growth, including internationally, and the compliance requirements associated with being a public company.

Other Income (Expense), Net

Other income, net was essentially flat for the three months ended March 31, 2012 and 2011. Other income, net consists of interest income resulting from invested balances.

Provision (Benefit) for Income Taxes

The income tax provision of $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively, relate to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.

Loss from Discontinued Operations

There was no activity in the discontinued operations of Bizzy for the three months ended March 31, 2012; the loss from discontinued operations of $0.8 million for the three months ended March 31, 2011 was related to the wind-down of the operations of Bizzy.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three months ended March 31, 2012 and 2011, our Adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended March 31,
	2012	2011
(in thousands)
Adjusted EBITDA (1)	$4,022	$1,698
Underclassmen Expense (2)	$11,055	$10,396

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

The following table presents a reconciliation of Adjusted EBITDA to our loss from operations for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
(in thousands)
Loss from continuing operations	$(1,070)	$(2,702)
Add:
Depreciation and amortization	2,964	2,246
Stock-based compensation, net	2,096	1,740
Acquisition and integration costs	32	414
Adjusted EBITDA	$4,022	$1,698

Liquidity and Capital Resources

	Three Months Ended March 31,
Consolidated Statements of Cash Flow Data: (in thousands)	2012	2011
Net cash provided by operating activities, continuing operations	$13,354	$4,568
Net cash used in investing activities, continuing operations	$(5,142)	$(9,442)
Net cash used by discontinued operations	$(136)	$(884)
Net cash provided by (used in) financing activities	$(2,775)	$1,946

At March 31, 2012, we had cash and cash equivalents of $90.3 million and short-term investments of $0.5 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At March 31, 2012, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At March 31, 2012, we had $1.1 million in restricted certificates of deposit to secure letters of credit issued to landlords and others.

Although we expect that cash flow from operations and our existing cash balances will be sufficient to continue funding our expansion activities, these investments, including investments in developing new products and services for our clients, could require us to seek additional equity or debt financing, and that financing may not be available on terms favorable to us or at all. In addition, we intend to continue to increase our investment in Underclassmen and in the development of new products and services for our clients, which could require significant capital and entail non-capitalized expenses that could increase our loss from operations.

      Operating Activities

Our cash flow from operating activities during the three months ended March 31, 2012 resulted primarily from adjustments for non-cash expenses and increases in accounts payable and other liabilities, and deferred revenue. Our loss from continuing operations of $1.0 million was more than offset by non-cash depreciation and amortization of $3.0 million, and non-cash stock-based compensation of $2.1 million. Cash flow from operating activities also reflected increases in deferred revenue and deferred payment obligations of $5.1 million due to the growth of our business, and an increase in accounts payable and accrued expenses of $3.5 million due to the fluctuation in timing of payments to certain vendors, including the normalization of rebates receivable.

Our cash flow from operating activities during the three months ended March 31, 2011 also resulted primarily from changes in our operating assets and liabilities and non-cash operating expenses. Our loss from continuing operations of $2.7 million was more than offset by increases in deferred revenue and rent of $2.6 million and accounts payable and accrued expenses of $0.5 million, both due to the growth of our business. Cash flow from operating activities also resulted from non-cash depreciation and amortization of $2.2 million and non-cash stock-based compensation of $1.7 million.

      Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. During the three months ended March 31, 2012, our purchases of property and equipment and capitalization of software costs increased year-over-year as the business grew. Purchases of property and equipment and capitalization of software costs will vary from period to period due to the timing of the expansion of our operations and our software development efforts. In addition, we made payments on deferred obligations related to the DealOn and SMB:LIVE acquisitions totaling $1.0 million. The payment of deferred consideration for the SMB:LIVE acquisition represented the final payment. These uses of cash were partially offset by maturities of short-term investments of $0.4 million.

During the three months ended March 31, 2011, we invested $5.8 million, net of cash acquired, in the purchase of DealOn.

      Financing Activities

Our cash flow used in financing activities during the three months ended March 31, 2012 resulted primarily from repurchases of our common stock of $2.8 million pursuant to our share repurchase program. During the three months ended March 31, 2011, we received $1.9 million in proceeds from the exercise of stock options.

Future cash flows from financing activities may also be affected by our repurchases of our common stock pursuant to our share repurchase program. On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. At March 31, 2012, we had executed repurchases of $9.3 million of 1,257,000 shares of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Off-Balance Sheet Arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the European euro, the Japanese yen, and the Indian rupee. An unfavorable change in these exchange rates relative to the dollar would result in an unfavorable impact on the value of our investments, our revenue and operating losses. For the three months ended March 31, 2012, an unfavorable 10 percent change in exchange rates would have resulted in a decrease in revenue of $3.0 million and an increase in operating loss for the period of $0.2 million. We currently do not hedge or otherwise manage our currency exposure. As our international operations expand to more countries and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

From time to time we are involved in various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of existing matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.       RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 4, 2011, we announced that our Board of Directors adopted a program that authorized the repurchase of up to $20.0 million of our outstanding common stock. At March 31, 2012, we had repurchased 1,257,000 shares of our common stock under the program for an aggregate of $9.3 million, of which $2.6 million was repurchased during the three months ended March 31, 2012. Purchases will be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Common stock repurchases during the quarter ended March 31, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under a Publicly Announced Program
January 2012	295,100	$6.32	295,100	$11,462,743
February 2012	80,420	$7.65	80,420	$10,844,889
March 2012	12,582	$7.82	12,582	$10,746,110

Item 6.          EXHIBITS

Exhibit No	Description of Exhibit
10.01	Offer Letter between ReachLocal, Inc. and John Mazur, dated January 14, 2008, as amended

10.02	Secondment Letter between ReachLocal, Inc. and John Mazur, dated January 1, 2012

31.01	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calcualtion Libnkase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extesnion Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Zorik Gordon
Name: Title:	Zorik Gordon Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name: Title:	Ross G. Landsbaum Chief Financial Officer

Date: May 4, 2012

EXHIBIT INDEX

Exhibit No	Description of Exhibit
10.01	Offer Letter between ReachLocal, Inc. and John Mazur, dated January 14, 2008, as amended

10.02	Secondment Letter between ReachLocal, Inc. and John Mazur, dated January 1, 2012

31.01	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calcualtion Libnkase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extesnion Presentation Linkbase Document