Form 10-Q
period 2012-06-30
ReachLocal Inc
filed 2012-08-03
CIK 1297336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on July 31, 2012
Common Stock, $0.00001 par value	28,435,147

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30, 2012	December 31, 2011

Assets

Current Assets:
Cash and cash equivalents	94,339	84,525
Short-term investments	259	644
Accounts receivable, net of allowance for doubtful accounts of $362 and $363 at June 30, 2012 and December 31, 2011, respectively	4,407	4,240
Other receivables and prepaid expenses	8,661	9,226
Total current assets	107,666	98,635

Property and equipment, net	11,097	9,885
Capitalized software development costs, net	12,792	10,942
Restricted certificates of deposit	969	1,286
Intangible assets, net	1,031	1,957
Other assets	1,934	1,966
Goodwill	41,766	41,766
Total assets	177,255	166,437

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	32,158	29,831
Accrued expenses	23,730	19,537
Deferred revenue and other current liabilities	35,413	30,747
Liabilities of discontinued operations	818	996
Total current liabilities	92,119	81,111
Deferred rent and other liabilities	2,887	3,039
Total liabilities	95,006	84,150

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 28,414 and 28,552 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Receivable from stockholder	(87)	(87)
Additional paid-in capital	109,767	108,883
Accumulated deficit	(26,908)	(26,234)
Accumulated other comprehensive loss	(523)	(275)
Total stockholders’ equity	82,249	82,287
Total liabilities and stockholders’ equity	177,255	166,437

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$112,212	$92,752	$216,215	$176,810
Cost of revenue	55,656	46,598	108,046	91,098
Operating expenses:
Selling and marketing	41,176	34,527	79,719	66,688
Product and technology	4,399	3,521	8,732	6,543
General and administrative	10,468	8,572	20,275	15,649
Total operating expenses	56,043	46,620	108,726	88,880
Income (loss) from continuing operations	513	(466)	(557)	(3,168)
Other income, net	102	221	305	417
Income (loss) from continuing operations before provision for income taxes	615	(245)	(252)	(2,751)
Provision for income taxes	283	31	422	197
Income (loss) from continuing operations, net of income taxes	332	(276)	(674)	(2,948)
Loss from discontinued operations, net of income taxes	—	(673)	—	(1,448)
Net income (loss)	$332	$(949)	$(674)	$(4,396)

Net income (loss) per share from continuing operations, basic and diluted	$0.01	$(0.01)	$(0.02)	$(0.10)
Net loss per share from discontinued operations, basic and diluted	—	(0.02)	—	(0.05)
Net income (loss) per share, basic and diluted	$0.01	$(0.03)	$(0.02)	$(0.15)

Weighted average common shares used in computation of net income (loss) per share, basic	28,375	29,043	28,367	28,752

Weighted average common shares used in computation of net income (loss) per share, diluted	28,905	29,043	28,367	28,752

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$332	$(949)	$(674)	$(4,396)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(345)	5	(248)	116
Other comprehensive income (loss), net of tax	(345)	5	(248)	116
Comprehensive income (loss)	$(13)	$(944)	$(922)	$(4,280)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net loss from continuing operations, net of income taxes	$(674)	$(2,948)
Adjustments to reconcile net loss from continuing operations, net of income taxes, to net cash provided by operating activities:
Depreciation and amortization	6,160	4,807
Stock-based compensation, net	4,334	3,985
Provision for doubtful accounts	78	111
Accrual of interest on deferred payment obligations	—	15
Changes in operating assets and liabilities:
Accounts receivable	(246)	189
Other receivables and prepaid expenses	568	(1,415)
Other assets	9	143
Accounts payable and accrued expenses	6,677	5,316
Deferred revenue, rent and other liabilities	5,651	3,504
Net cash provided by operating activities, continuing operations	22,557	13,707
Net cash used for operating activities, discontinued operations	(178)	(843)
Net cash provided by operating activities	22,379	12,864
Cash flow from investing activities:
Additions to property, equipment and software	(8,195)	(6,003)
Acquisitions, net of acquired cash	(1,074)	(5,958)
Maturities of certificates of deposits and short-term investments	701
Purchases of certificates of deposits and short-term investments	—	(142)
Net cash used in investing activities, continuing operations	(8,568)	(12,103)
Net cash used in investing activities, discontinued operations	—	(809)
Net cash used in investing activities	(8,568)	(12,912)

Cash flow from financing activities:
Proceeds from exercise of stock options	336	4,909
Common stock repurchases	(4,025)	—
Net cash provided by (used in) financing activities	(3,689)	4,909
Effect of exchange rate changes on cash and cash equivalents	(308)	656
Net change in cash and cash equivalents	9,814	5,517
Cash and cash equivalents—beginning of period	84,525	79,906
Cash and cash equivalents—end of period	$94,339	$85,423
Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$161	$1,099
Deferred payment obligation increase (decrease)	$(243)	$1,878

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in North America, Australia, the United Kingdom, the Netherlands, Germany, Japan, and India. The Company’s mission is to help small- and medium-sized businesses (“SMBs”) acquire, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising and remarketing (ReachDisplay™), online marketing analytics (TotalTrack®), and an out-of-the-box assisted chat service (TotalLiveChat™), each targeted to the SMB market. The Company delivers this suite of services to SMBs through a combination of its proprietary technology platform, the RL Platform, its direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third party agencies and resellers.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2012, the Company’s results of operations for the three and six months ended June 30, 2012 and 2011, and the Company’s cash flows for the six months ended June 30, 2012 and 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. All references to the three and six months ended June 30, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

Discontinued Operations

As a result of winding down and closing the operations of Bizzy, the local recommendation engine the Company developed, effective November 2011, the Company has  reclassified and presented all related historical financial information as “discontinued operations” in the accompanying Consolidated Balances Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, all Bizzy-related activities have been excluded from the notes unless specifically referenced.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, software development costs, goodwill, long-lived and intangible assets, stock-based compensation and income taxes. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue for its services when all of the following criteria are satisfied:

●	persuasive evidence of an arrangement exists;
●	services have been performed;
●	the selling price is fixed or determinable; and
●	collectability is reasonably assured.

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

Goodwill

The Company’s total goodwill of $41.8 million as of both June 30, 2012 and December 31, 2011 is related to the Company’s acquired businesses.   In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has identified one reporting segment and two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. North America assigned goodwill is $9.4 million and Australia assigned goodwill is $32.4 million. The Company reviews the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. The Company performs its annual assessment of goodwill impairment as of the first day of each fourth quarter.

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

Net Income (loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive because the Company had net losses for the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Deferred stock consideration and restricted stock	—	159	68	192
Stock options and warrant	—	2,087	457	2,421
	—	2,246	525	2,613

In addition, certain other stock options have been excluded from the computation of diluted net loss per share because they would have had an anti-dilutive impact as the deemed proceeds under the treasury stock method were in excess of the average fair market value for the period.  For the three months ended June 30, 2012 and 2011, the number of such securities was 6.9 million and 1.3 million, respectively, and for the six months ended June 30, 2012 and 2011, the number of such securities was 6.6 million and 1.4 million, respectively.

3. Fair Value of Financial Instruments

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$94,339	$94,339	$—	$—
Certificates of deposit	$1,228	$1,228	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$84,525	$84,525	$—	$—
Certificates of deposit	$1,930	$1,930	$—	$—

4. Acquisitions

Deferred Consideration

Pursuant to the terms of its 2011 acquisition  of DealOn, LLC (“DealOn”), on February 8, 2012, the Company made a deferred payment in the amount of $0.5 million, net of the working capital adjustment and certain other adjustments, and issued 10,649 shares of its common stock. The following table summarizes the remaining DealOn deferred consideration milestone payments as of June 30, 2012, subject to adjustment under the acquisition agreement (in thousands):

	Deferred Cash Consideration	Deferred Stock Consideration	Total
August 2012A	$367	$122	$489
February 2013	367	122	489
Total Deferred Consideration	$734	$244	$978

As part of the consideration paid to acquire SMB:LIVE Corporation (“SMB:LIVE”), on February 22, 2012,  the Company paid $0.6 million in cash and issued 181,224 shares of its common stock. The February 22, 2012 payment represented the final payment of deferred consideration in connection with the SMB:LIVE acquisition.

Intangible Assets

As of June 30, 2012, intangible assets from the acquisitions of SMB:LIVE and DealOn included developed technology of $0.8 million (net of accumulated amortization of $2.4 million), and customer relationships of $0.2 million (net of accumulated amortization of $3.3 million). Intangible assets are amortized on a straight-line basis over the estimated useful life of three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the succeeding three years is as follows (in thousands):

Year Ending December 31,
2012 (6 months)	$650
2013	357
2014	24
Total	$1,031

For the three months ended June 30, 2012 and 2011, amortization expense related to acquired intangibles was $0.4 million and $0.6 million, respectively, and for the six months ended June 30, 2012 and 2011, amortization expense related to acquired intangibles was $0.9 million and $1.1 million, respectively.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Capitalized software development costs	$26,571	$21,686
Accumulated amortization	(13,779)	(10,744)
Capitalized software development costs, net	$12,792	$10,942

The Company recorded amortization expense of $1.6 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $3.0 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 and December 31, 2011, $3.6 million and $1.2 million, respectively, of capitalized software development costs relate to projects still in process.

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

7. Stockholders’ Equity

Common Stock Repurchases

 On November 4, 2011, the Company announced that its Board of Directors adopted a program that authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock. At June 30, 2012, the Company had repurchased 1,392,000 shares of its common stock under the program for an aggregate of $10.5 million, of which $1.2 million or 134,000 shares were repurchased during the three months ended June 30, 2012, and $3.8 million or 522,000 shares were repurchased during the six months ended June 30, 2012. Purchases will be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

8. Stock-Based Compensation

Stock Option Exchange

On May 29, 2012, the Company commenced an offer to exchange options to purchase shares of its common stock with an exercise price equal to or greater than $10.91 per share or, for the Company’s executive officers subject to Section 16 of the Securities Exchange Act of 1934, as amended (“executive officers”), $16.71 per share, for replacement options to purchase a lesser number of shares of common stock having an exercise price equal to the fair market value of the Company’s common stock on the replacement grant date, or for replacement options issued to the Company’s executive officers, an exercise price equal to the greater of the fair market value of the Company’s common stock on the replacement grant date or $13 per share.

The stock option exchange closed on June 25, 2012.  All exchanged options were cancelled at that time and immediately thereafter, the Company granted replacement options under the Amended and Restated ReachLocal 2008 Stock Incentive Plan. Employees other than executive officers received options covering an aggregate of 158,752 shares, each with an exercise price of $10.56, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on June 25, 2012, and executive officers received options covering an aggregate of 396,998 shares, each with an exercise price of $13.00. After cancelling exchanged options to purchase an aggregate of 834,875 shares and granting replacement options to purchase an aggregate of 555,750 shares, the Company’s total number of shares subject to outstanding stock options was reduced by 279,125 shares.

The fair value of the replacement options granted was measured as the total of the unrecognized compensation cost of the original options exchanged plus any incremental compensation cost of the replacement options. The incremental compensation cost of the replacement options was measured as the excess of the fair value of the replacement options over the fair value of the exchanged options immediately before cancellation. The total remaining unrecognized compensation expense related to the exchanged options and the incremental compensation cost of the  replacement options will be recognized over the four-year vesting period of the replacement options. The incremental compensation expense of the replacement options was immaterial.

Stock Options

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes stock option activity (numbers of shares in thousands):

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	6,515	$12.63

Granted	1,908	8.92
Exercised	(88)	1.06
Forfeited/Exchanged	(1,325)	19.09
Outstanding at June 30, 2012	7,010	$10.55
Vested and exercisable at June 30, 2012	4,004	$10.99

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.80%	1.91%	0.86%	2.22%
Expected life (in years)	5.14	4.75	4.86	4.75
Expected volatility	60.3%	54.1%	58.0%	57.5%

The weighted average remaining contractual life of all options outstanding as of June 30, 2012 was 5.3 years. The remaining contractual life for options vested and exercisable at June 30, 2012 was 4.1 years. The aggregate intrinsic value of all options outstanding as of June 30, 2012 was $3.4 million, and the aggregate intrinsic value of options vested and exercisable at June 30, 2012 was $3.3 million, in each case based on the fair value of the Company’s common stock on June 30, 2012. The per-share weighted-average grant date fair value of unvested options as of June 30, 2012 was $4.74. The per share weighted-average grant date fair value of options vested during the six months ended June 30, 2012 was $7.56. The per-share weighted-average grant date fair value of options forfeited or exchanged during the six months ended June 30, 2012 was $9.05. The total grant date fair value of options vested during the six months ended June 30, 2012 was $7.3 million. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2012 was $0.7 million.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock awards and restricted stock unit awards (in thousands):

Number of shares
Unvested at December 31, 2011	123

Granted	199
Forfeited	(53)
Vested	(36)
Unvested at June 30, 2012	233

Stock-Based Compensation Expense

The Company records stock-based compensation expense net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock-based compensation	$2,313	$2,588	$4,495	$4,834
Less: Capitalized stock-based compensation	75	343	161	849
Stock-based compensation expense, net	$2,238	$2,245	$4,334	$3,985

Stock-based compensation expense, net of capitalization, is included in the accompanying condensed consolidated statements of operations in the following captions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock-based compensation expense, net
Cost of revenue	$71	$65	$125	$116
Selling and marketing	385	373	685	742
Product and technology	131	326	380	556
General and administrative	1,651	1,481	3,144	2,571
	$2,238	$2,245	$4,334	$3,985

As of June 30, 2012, there was $19.7 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.5 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

9. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimates the effective annual tax rate and applies this rate to the year-to-date pre-tax book income or loss to determine the interim provision for income taxes. For the three months ended June 30, 2012 and 2011, the income tax provisions were $0.3 million and $31,000, respectively, and for the six months ended June 30, 2012 and 2011, the income tax provisions were $0.4 million and $0.2 million, respectively. The income tax provision for the six months ended June 30, 2012 relates to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. All of the Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities.

10. Segment Information

Revenue by geographic region with respect to the Direct Local and National Brands channels is based on the physical location of the sales office, and with respect to Agencies and Resellers, is based on the physical location of the agency or reseller. The following summarizes revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
North America	$82,676	$72,082	$159,152	$138,934
International	29,536	20,670	57,063	37,876
	$112,212	$92,752	$216,215	$176,810

	June 30, 2012	December 31, 2011

Long-lived assets (excluding patents and other intangibles):
North America	$7,044	$7,203
International	4,030	2,721
	$11,074	$9,924

The results of the Australia geographic region have been included in the Company’s consolidated financial statements and include revenues of $17.2 million and $13.6 million for the three months ended June 30, 2012 and 2011, respectively, and $33.9 million and $24.9 million for the six months ended June 30, 2012 and 2011, respectively. Long-lived assets of the Australia geographic region were $1.6 million and $1.4 million at June 30, 2012 and December 31, 2011, respectively.

11. Subsequent Events

On July 3, 2012, the Company acquired certain assets and liabilities and hired certain employees of  RealPractice, Inc., relating to the business of providing online marketing solutions. At closing, the Company paid $2.6 million in cash of the estimated $2.9 million purchase price. The remaining amount of $0.3 million is payable in cash on the 18-month anniversary of the closing date, subject to adjustment. The Company issued 150,292 restricted stock units to the hired employees.

On July 6, 2012, the Company completed a transaction with OxataSMB B.V. (“OxataSMB”), whereby the Company entered into a franchise agreement with OxataSMB covering Slovakia, Czech Republic, Hungary, Poland and Russia. In connection with the franchise agreement, the Company also entered into a market development loan agreement with OxataSMB pursuant to which the Company agreed to provide financing to OxataSMB of up to €2.9 million ($3.6 million), of which €1.45 million ($1.8 million) has been advanced. The results of OxataSMB will not be consolidated with those of the Company and any associated revenues of the Company will be accounted for similarly to the Company’s resellers.

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

We generate revenue by providing online advertising solutions for our clients through our portfolio of online marketing and advertising solutions. We sell ReachSearch and ReachDisplay based on a package pricing model in which our clients commit to a fixed fee that includes the media; the optimization, reporting and tracking technologies of the RL Platform; and the personnel dedicated to support and manage their campaigns. We also generate revenue from digital marketing solutions for our clients that do not include the purchase of third-party media, including ReachCast, TotalTrack and TotalLiveChat. Generally, our products are sold to our clients in a single budget to simplify the purchasing process.

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

Business Model and Operating Metrics

Our Direct Local channel represents the majority of our revenue. As a percentage of revenue, Direct Local revenue has increased to 79% for the six months ended June 30, 2012, from 77% for the six months ended June 30, 2011. Growth in Direct Local revenue is primarily driven by the growth in the number of IMCs, the maturity of our IMCs, the increase in the number of international IMCs as a percentage of our total IMCs, and the increase in IMC productivity. Underclassmen expense for the six months ended June 30, 2012 and 2011 were $22.4 million and $21.1 million, respectively.

Number of IMCs

Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth. Typically, each month, we hire 40-60 IMCs worldwide, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen. In particular, our revenue growth is driven by the increase in the number of our Upperclassmen, who are significantly more productive than our Underclassmen. As such, we believe that our ability to grow our business is highly dependent on our ability to grow the number of our Upperclassmen. Beyond our hiring practices, which determine the number of IMCs to be hired as well as the rate at which we hire them, the increase in the number of Upperclassmen depends primarily on the productivity of Underclassmen, as the majority of Underclassmen attrition has been involuntary and is based on performance relative to a standard level of revenue growth and other performance metrics determined by us. We do not expect all Underclassmen to become Upperclassmen, and our investment decisions anticipate the cost of attrition. Our revenue growth is also driven by the increase in the number of our international IMCs as our international IMCs are on average more productive than our IMCs in North America, which we attribute to lower levels of competition and lower existing online advertising consumption by SMBs in those markets. The increase in the number of international IMCs was a result of our international expansion.

At June 30, 2012, we had 397 Upperclassmen and 431 Underclassman, for a total of 828 IMCs, as compared to 330 Upperclassmen and 439 Underclassman, for a total of 769 IMCs, as of  June 30, 2011.

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

We determine the amount to invest in Underclassmen based on our objectives for development of the business and the key factors affecting IMC productivity described above. The increase in Underclassmen Expense for the six months ended June 30, 2012 as compared to the preceding year period was primarily attributable to our international expansion, partially offset by a reduced investment in North America.

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

At June 30, 2012, we had approximately 21,300 Active Advertisers and 31,500 Active Campaigns, as compared to approximately 18,200 Active Advertisers and 25,500 Active Campaigns as of June 30, 2011. Active Advertisers and Active Campaigns increased over the period due to an increase in the number  and maturity of IMCs and an increase in the number of products available for our IMCs to sell.

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

Sources of Revenue

We derive our revenue principally from the provision and sale of online advertising to our clients. Revenue includes (i) the sale of our ReachSearch, ReachDisplay, and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, optimization, reporting and tracking technologies of the RL Platform, and the personnel dedicated to support and manage their campaigns; (ii) the sale of our ReachCast, TotalTrack, TotalLiveChat, and other products and services; and (iii) set-up, management and service fees associated with these products and other services. We distribute our products and services directly through our sales force of IMCs, who are focused on serving SMBs in their local markets through an in-person, consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to SMBs ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

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

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in a manner similar to Direct Local clients or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.9 million and $3.8 million of accounts receivables related to our National Brands, Agencies and Resellers at June 30, 2012 and December 31, 2011, respectively.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

●	Revenue recognition
●	Software development costs
●	Goodwill
●	Long-lived and intangible assets
●	Stock-based compensation

Revenue Recognition

We recognize revenue for our services when all of the following criteria are satisfied:

●	persuasive evidence of an arrangement exists;
●	services have been performed;
●	the selling price is fixed or determinable; and
●	collectability is reasonably assured.

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

Goodwill

Our total goodwill of $41.8 million at both June 30, 2012 and December 31, 2011 is related to our acquired businesses. In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, and have identified one segment and two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. At both June 30, 2012 and December 31, 2011, assigned-goodwill was $9.4 million for North America and $32.4 million for Australia. We review the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. We perform our annual assessment of goodwill impairment as of the first day of each fourth quarter.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Revenue	$112,212	$92,752	$216,215	$176,810
Cost of revenue (1)	55,656	46,598	108,046	91,098
Operating expenses:
Selling and marketing (1)	41,176	34,527	79,719	66,688
Product and technology (1)	4,399	3,521	8,732	6,543
General and administrative (1)	10,468	8,572	20,275	15,649
Total operating expenses	56,043	46,620	108,726	88,880
Income (loss) from continuing operations	513	(466)	(557)	(3,168)
Other income, net	102	221	305	417
Income (loss) from continuing operations before provision for income taxes	615	(245)	(252)	(2,751)
Provision for income taxes	283	31	422	197
Income (loss) from continuing operations, net of income taxes	332	(276)	(674)	(2,948)
Loss from discontinued operations, net of income taxes	—	(673)	—	(1,448)
Net income (loss)	$332	$(949)	$(674)	$(4,396)

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation:
Cost of revenue	$71	$65	$125	$116
Selling and marketing	385	373	685	742
Product and technology	131	326	380	556
General and administrative	1,651	1,481	3,144	2,571
	$2,238	$2,245	$4,334	$3,985

Depreciation and amortization:
Cost of revenue	$148	$201	$270	$357
Selling and marketing	601	342	1,119	667
Product and technology	2,081	1,704	4,050	3,171
General and administrative	366	314	721	612
	$3,196	$2,561	$6,160	$4,807

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change
(in thousands)
Direct Local	$88,246	$71,839	22.8%	$169,986	$136,354	24.7%
National Brands, Agencies and Resellers	23,966	20,913	14.6	46,229	40,456	14.3
Total revenue	$12,212	$92,752	21.0%	$216,215	$176,810	22.3%
At period end:
Number of IMCs:
Upperclassmen				397	330	20.3%
Underclassmen				431	439	(1.8)%
Total				828	769	7.7%
Active Advertisers (1)				21,300	18,200	17.0%
Active Campaigns (2)				31,500	25,500	23.5%

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

The increase in Direct Local revenue of $16.4 million and $33.6 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 was largely attributable  to an increase in the number of Upperclassmen and the productivity of Upperclassmen driven by their increased tenure. Also contributing to the increase was growth in the number of international IMCs who, on average, are more productive than our IMCs in North America.

The increase in National Brands, Agencies and Resellers revenue of $3.1 million and $5.8 million for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, was due to increases in revenue from our domestic and international National Brands clients of $1.6 million and $3.3 million for the three and six months ended June 30, 2012, respectively, and increases in revenue of $1.5 million and $2.5 million from our domestic and international Agencies and Resellers for the three and  six months ended June 30, 2012, respectively,.In each period, these increases were primarily driven by increases in spend from existing National Brands clients and existing Agencies and Resellers, as well as an increase in the number of National Brands clients and Agencies and Resellers..

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change
(in thousands)
Cost of revenue	$55,656	$46,598	19.4%	$108,046	$91,098	18.6%
As a percentage of revenue:	49.6%	50.2%		50.0%	51.5%

The decreases in our cost of revenue as a percentage of revenue for the three and six months ended June 30, 2012, compared to the same periods in 2011, were primarily due to an increase in publisher rebates, partially offset by the change in our geographic, product and service mix. In our emerging international markets, the initial sales focus is on our ReachSearch product, which affects our product and service mix.

 Publisher rebates as a percentage of revenue increased to 4.7% of revenue in the three months ended June 30, 2012 from 3.0% for the same period in 2011, and to 4.6% of revenue in the six months ended June 30, 2012 from 2.1% for the same period in 2011, due to more favorable rebate terms, primarily from the reseller agreements we entered into with Google during May 2011.

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

Selling and Marketing

	Three Months Ended June 30,		2012-2011	Six Months Ended June 30,		2012-2011
	2012	2011	% Change	2012	2011	% Change
(in thousands)
Salaries, benefits and other costs	$28,792	$24,260	18.7%	$56,237	$46,950	19.8%
Commission expense	12,384	10,267	20.6%	23,482	19,738	19.0%
Total selling and marketing	$41,176	$34,527	19.3%	$79,719	$66,688	19.5%

Underclassmen Expense included above, excluding commissions (1)	$11,328	$10,728	5.6%	$22,383	$21,124	6.0%
As a percentage of revenue:
Salaries, benefits and other costs	25.7%	26.2%		26.0%	26.6%
Commission expense	11.0%	11.1%		10.9%	11.2%
Total selling and marketing	36.7%	37.2%		36.9%	37.7%

(1)	See “Non-GAAP Financial Measures” for our definition of Underclassmen Expense.

The increase in selling and marketing salaries, benefits and other costs in absolute dollars for the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to an increase in our IMC headcount and related recruiting, training and facilities costs.  The decrease in these costs as a percentage of revenue for the three months ended June 30, 2012, compared to the same period in 2011, was due primarily to increased productivity and operational scale in our established markets, partially offset by expenses related to our entrance into new international markets.

The increase in commission expense in absolute dollars for the three and six months ended June 30, 2012, compared to the same periods in 2011, was due to increased sales. As a percentage of revenue, commission expense was flat relative to the prior periods. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

The increase in Underclassmen Expense for the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to increased IMC hiring in international markets, partially offset by reduced Underclassmen Expense in North America. As we continue to invest in additional Underclassmen and retain additional Upperclassmen, selling and marketing expenses will continue to increase in absolute dollars.

Product and Technology

	Three Months Ended June 30,		2012-2011	Six Months Ended June 30,		2012-2011
	2012	2011	% Change	2012	2011	% Change
(in thousands)
Product and technology expenses	$4,399	$3,521	24.9%	$8,732	$6,543	33.5%
Capitalized software development costs from product and technology resources	1,875	2,010	(6.7)%	3,582	4,007	(10.6)%
Total product and technology expenses and capitalized costs	$6,274	$5,531	13.4%	$12,314	$10,550	16.7%

As a percentage of revenue:
Product and technology expenses costs	3.9%	3.8%		4.0%	3.7%
Capitalized software development costs from product and technology resources	1.7%	2.1%		1.6%	2.3%
Total product and technology costs expensed and capitalized	5.6%	6.0%		5.7%	6.0%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the three months ended June 30, 2012, compared to the same period in 2011, was primarily attributable to $0.7 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new product initiatives, and $0.3 million of increased amortization expense related to previously capitalized software development costs.

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the six months ended June 30, 2012, compared to the same period in 2011, was primarily attributable to $1.4 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new product initiatives, and $0.7 million of increased amortization expense related to previously capitalized software development costs.

The decrease in the amount of capitalized software development costs in both absolute dollars and as a percentage of revenues for the three and six months ended June 30, 2012, compared to the same periods in 2011, was primarily due to the timing and mix of capitalizable and non-capitalizable projects.

General and Administrative

	Three Months Ended June 30,		2012-2011	Six Months Ended June 30,		2012-2011
	2012	2011	% Change	2012	2011	% Change
(in thousands)
General and administrative	$10,468	$8,572	22.1%	$20,275	$15,649	29.6%
As a percentage of revenue:	9.3%	9.2%		9.4%	8.9%

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue for the three months ended June 30, 2012, compared to the same period in 2011, was primarily due to $1.6 million of increased employee and facilities costs to support the growth of the business, including our international expansion, and $0.2 million of increased stock-based compensation expense.

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue for the six months ended June 30, 2012, compared to the same period in 2011, was primarily due to  $3.5 million of increased employee and facilities costs to support the growth of the business, including our international expansion, $0.6 million of increased stock-based compensation expense, and $0.3 million of increased tax, consulting and audit fees, including costs to support our Sarbanes-Oxley compliance efforts and our international expansion initiatives.

We expect general and administrative expenses to increase in absolute dollars as we continue to add administrative personnel and incur additional professional fees and other expenses resulting from our continued growth, including internationally, and the compliance requirements associated with being a public company.

Other Income (Expense), Net

Other income, net was essentially flat for the three and six months ended June 30, 2012  compared to the same periods in 2011. Other income, net consists of interest income resulting from invested balances.

Provision for Income Taxes

The income tax provisions of $0.4 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively, relate to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.

Loss from Discontinued Operations

There was no activity in the discontinued operations of Bizzy during the three and six months ended June 30, 2012.  The loss from discontinued operations of $0.7 million and $1.4 million for the three and six months ended June 30, 2011, respectively, was related to the wind-down of the operations of Bizzy.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three months and six ended June 30, 2012 and 2011, our Adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Adjusted EBITDA (1)	$5,947	$4,446	$9,969	$6,144
Underclassmen Expense (2)	$11,328	$10,728	$22,383	$21,124

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

In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties in our industry as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

●	Adjusted EBITDA does not reflect our cash expenditures for capital equipment or other contractual commitments;
●
 Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect capital expenditure requirements for such replacements;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not consider the potentially dilutive impact of issuing equity-based compensation to our management team and employees;
●	Adjusted EBITDA does not reflect the potentially significant interest expense or the cash requirements necessary to service interest or principal payments on indebtedness we may incur in the future;
●
 Adjusted EBITDA does not reflect income and expense items that relate to our financing and investing activities, any of which could significantly affect our results of operations or be a significant use of cash;

●	Adjusted EBITDA does not reflect certain tax payments that may represent a reduction in cash available to us; and
●	Other companies, including companies in our industry, calculate Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

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

The following table presents a reconciliation of Adjusted EBITDA to our income (loss) from operations for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

(in thousands)
Income (loss) from continuing operations	$513	$(466)	$(557)	$(3,168)
Add:
Depreciation and amortization	3,196	2,561	6,160	4,807
Stock-based compensation, net	2,238	2,245	4,334	3,985
Acquisition and integration costs	—	106	32	520
Adjusted EBITDA	$5,947	$4,446	$9,969	$6,144

Liquidity and Capital Resources

	Six Months Ended June 30,
Consolidated Statements of Cash Flow Data:	2012	2011

(in thousands)
Net cash provided by operating activities, continuing operations	$22,557	$13,707
Net cash used in investing activities, continuing operations	$(8,568)	$(12,103)
Net cash used by discontinued operations	$(178)	$(1,652)
Net cash provided by (used in) financing activities	$(3,689)	$4,909

At June 30, 2012, we had cash and cash equivalents of $94.3 million and short-term investments of $0.3 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At June 30, 2012, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At June 30, 2012, we had $1.0 million in restricted certificates of deposit to secure letters of credit issued to landlords and others.

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

Operating Activities

Our cash flow from operating activities during the six months ended June 30, 2012 resulted primarily from adjustments for non-cash expenses and increases in accounts payable and accrued expenses, and deferred revenue, rent and other liabilities. Our loss from continuing operations, net of income taxes of $0.7 million was more than offset by non-cash depreciation and amortization of $6.2 million, and non-cash stock-based compensation of $4.3 million. Cash flow from operating activities also reflected increases in deferred revenue, rent and other liabilities of $5.7 million due to the growth of our business, and an increase in accounts payable and accrued expenses of $6.7 million due to the fluctuation in timing of payments to certain vendors, including the normalization of rebates receivable.

Our cash flow from operating activities during the six months ended June 30, 2011 resulted primarily from changes in our operating assets and liabilities and non-cash operating expenses. Our net loss of $2.9 million was offset by increases in accounts payable and accrued expenses of $5.3 million and increases in deferred revenue, rent and other liabilities of $3.5 million, both due to the growth of our business.  Cash flow from operating activities also resulted from non-cash depreciation and amortization of $4.8 million, and non-cash stock-based compensation of $4.0 million.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. During the six months ended June 30, 2012, our purchases of property and equipment and capitalization of software costs increased year-over-year as the business grew. Purchases of property and equipment and capitalization of software costs will vary from period to period due to the timing of the expansion of our operations and our software development efforts. In addition, we made payments on deferred obligations related to the DealOn and SMB:LIVE acquisitions totaling $1.1 million. The payment of deferred consideration for the SMB:LIVE acquisition represented the final payment. These uses of cash were partially offset by maturities of certificates of deposits and short-term investments of $0.7 million.

During the six months ended June 30, 2011, we invested $6.0 million, net of cash acquired, in the purchase of DealOn and other acquisition obligations.

On July 3, 2012, we acquired certain assets and liabilities and hired certain employees of  RealPractice, Inc., relating to the business of providing online marketing solutions. At closing, we paid $2.6 million in cash of the estimated $2.9 million purchase price. The remaining amount of $0.3 million in cash is payable on the 18-month anniversary of the closing date, subject to adjustment. We issued 150,292 restricted stock units to the hired employees.

On July 6, 2012, we completed a transaction with OxataSMB whereby we entered into a franchise agreement with OxataSMB covering Slovakia, Czech Republic, Hungary, Poland and Russia. In connection with the franchise agreement, we also entered into a market development loan agreement with OxataSMB pursuant to which we agreed to provide financing to OxataSMB of up to €2.9 million ($3.6 million), of which €1.45 million ($1.8 million) has been advanced.

Financing Activities

Our cash flow used in financing activities during the six months ended June 30, 2012 resulted primarily from repurchases of our common stock of $4.0 million pursuant to our share repurchase program, partially offset by $0.3 million proceeds from exercise of stock options. During the six months ended June 30, 2011, we received $4.9 million in proceeds from exercise of stock options

Future cash flows from financing activities may also be affected by our repurchases of our common stock pursuant to our share repurchase program. On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. At June 30, 2012, we had executed repurchases of $10.5 million or 1,392,000 shares of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Off-Balance Sheet Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements. Please refer to “Investing Activities” discussion under the “Liquidity and Capital Resources” section for information on our market development loan agreement with OxataSMB.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the European euro, the Japanese yen, and the Indian rupee. An unfavorable change in these exchange rates relative to the dollar would result in an unfavorable impact on the value of our investments, our revenue and operating losses. For the six months ended June 30, 2012, an unfavorable 10 percent change in exchange rates would have resulted in a decrease in revenue of $6.9 million and an decrease in loss from continuing operations for the period of $0.5 million. We currently do not hedge or otherwise manage our currency exposure. As our international operations expand to more countries and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 4, 2011, we announced that our Board of Directors adopted a program that authorized the repurchase of up to $20.0 million of our outstanding common stock. At June 30, 2012, we had repurchased 1,392,000 shares of our common stock under the program for an aggregate of $10.5 million, of which $1.2 million was repurchased during the three months ended June 30, 2012. Purchases will be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Common stock repurchases during the quarter ended June 30, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under a Publicly Announced Program
April 2012	—	—	—	$10,746,110
May 2012	133,970	$9.19	133,970	$9,510,254
June 2012	200	$9.96	200	$9,508,255

Item 6.         EXHIBITS

Exhibit No	Description of Exhibit

10.01	Form of Restricted Stock Unit Award Agreement

10.02	Form of Restricted Stock Award Agreement

10.03*	Amendment Number Two to the Google Adwords Reseller Agreement, dated June 6, 2012, between ReachLocal Europe BV and Google Ireland Limited

31.01	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calcualtion Libnkase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Zorik Gordon
Name:	Zorik Gordon
Title:	Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: August 3, 2012

EXHIBIT INDEX

Exhibit No	Description of Exhibit

10.01	Form of Restricted Stock Unit Award Agreement

10.02	Form of Restricted Stock Award Agreement

10.03*	Amendment Number Two to the Google Adwords Reseller Agreement, dated June 6, 2012, between ReachLocal Europe BV and Google Ireland Limited

31.01	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calcualtion Libnkase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.