Form 10-Q
period 2012-09-30
ReachLocal Inc
filed 2012-11-06
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on October 31, 2012
Common Stock, $0.00001 par value	28,513,268

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets

Current Assets:
Cash and cash equivalents	$86,710	$84,525
Short-term investments	9,001	644
Accounts receivable, net of allowance for doubtful accounts of $279 and $363 at September 30, 2012 and December 31, 2011, respectively	4,982	4,240
Other receivables and prepaid expenses	10,557	9,226
Total current assets	111,250	98,635

Property and equipment, net	10,923	9,885
Capitalized software development costs, net	13,637	10,942
Restricted certificates of deposit	931	1,286
Intangible assets, net	2,968	1,957
Other assets	4,058	1,966
Goodwill	42,083	41,766
Total assets	$185,850	$166,437

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$34,463	$29,831
Accrued expenses	25,357	19,537
Deferred revenue and other current liabilities	36,490	30,747
Liabilities of discontinued operations	814	996
Total current liabilities	97,124	81,111
Deferred rent and other liabilities	3,208	3,039
Total liabilities	100,332	84,150

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 28,520 and 28,552 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Receivable from stockholder	(89)	(87)
Additional paid-in capital	113,009	109,493
Accumulated deficit	(26,682)	(26,844)
Accumulated other comprehensive loss	(720)	(275)
Total stockholders’ equity	85,518	82,287
Total liabilities and stockholders’ equity	$185,850	$166,437

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$118,891	$98,629	$335,106	$275,439
Cost of revenue	59,500	50,265	167,546	141,363
Operating expenses:
Selling and marketing	42,860	36,769	122,579	103,457
Product and technology	5,448	4,257	14,180	10,800
General and administrative	9,966	8,821	30,241	24,470
Total operating expenses	58,274	49,847	167,000	138,727
Income (loss) from continuing operations	1,117	(1,483)	560	(4,651)
Other income, net	33	280	338	697
Income (loss) from continuing operations before provision for income taxes	1,150	(1,203)	898	(3,954)
Provision for income taxes	314	126	736	323
Income (loss) from continuing operations, net of income taxes	836	(1,329)	162	(4,277)
Loss from discontinued operations, net of income taxes	—	(3,272)	—	(4,720)
Net income (loss)	$836	$(4,601)	$162	$(8,997)

Net income (loss) per share from continuing operations, basic and diluted	$0.03	$(0.05)	$0.01	$(0.15)
Net loss per share from discontinued operations, basic and diluted	—	(0.11)	—	(0.16)
Net income (loss) per share, basic and diluted	$0.03	$(0.16)	$0.01	$(0.31)

Weighted average common shares used in computation of net income (loss) per share, basic	28,403	29,302	28,379	28,936

Weighted average common shares used in computation of net income (loss) per share, diluted	29,342	29,302	28,902	28,936

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$836	$(4,601)	$162	$(8,997)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(197)	(441)	(445)	(325)
Other comprehensive loss, net of tax	(197)	(441)	(445)	(325)
Comprehensive income (loss)	$639	$(5,042)	$(283)	$(9,322)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities:
Net income (loss) from continuing operations, net of income taxes	$162	$(4,277)
Adjustments to reconcile net income (loss) from continuing operations, net of income taxes, to net cash provided by operating activities:
Depreciation and amortization	9,669	7,635
Stock-based compensation, net	6,929	6,316
Provision for doubtful accounts	18	180
Impairment of intangible assets	—	764
Changes in operating assets and liabilities:
Accounts receivable	(679)	(903)
Other receivables and prepaid expenses	(1,291)	273
Other assets	(216)	163
Accounts payable and accrued expenses	10,034	4,734
Deferred revenue, rent and other liabilities	6,958	5,009
Net cash provided by operating activities, continuing operations	31,584	19,894
Net cash used for operating activities, discontinued operations	(182)	(1,307)
Net cash provided by operating activities	31,402	18,587

Cash flow from investing activities:
Additions to property, equipment and software	(11,591)	(9,547)
Acquisitions, net of acquired cash	(4,120)	(6,210)
Loan to franchisee	(1,863)	—
Maturities of certificates of deposits and short-term investments	466	7,666
Purchases of certificates of deposits and short-term investments	(8,447)	(280)
Net cash used in investing activities, continuing operations	(25,555)	(8,371)
Net cash used in investing activities, discontinued operations	—	(1,244)
Net cash used in investing activities	(25,555)	(9,615)

Cash flow from financing activities:
Proceeds from exercise of stock options	1,639	5,515
Common stock repurchases	(5,395)	—
Net cash (used in) provided by financing activities	(3,756)	5,515
Effect of exchange rate changes on cash and cash equivalents	94	(800)
Net change in cash and cash equivalents	2,185	13,687
Cash and cash equivalents—beginning of period	84,525	79,906
Cash and cash equivalents—end of period	$86,710	$93,593

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$228	$1,237
Deferred payment obligation increase (decrease)	$(75)	$1,878

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in North America, Australia, the United Kingdom, the Netherlands, Germany, Japan, Brazil and India. The Company’s mission is to help small- and medium-sized businesses (“SMBs”) acquire, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising (ReachDisplay™), display retargeting (ReachRetargeting™), online marketing analytics (TotalTrack®), and assisted chat service (TotalLiveChat™), each targeted to the SMB market. The Company delivers this suite of services to SMBs through a combination of its proprietary technology platform, the RL Platform, its direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments, with the exception of those mentioned in Note 9, “Stock-Based Compensation—Adjustment to Historical Stock-Based Compensation Expense” ) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2012, the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011, and the Company’s cash flows for the nine months ended September 30, 2012 and 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. All references to the three and nine months ended September 30, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

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

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the current period presentation and certain immaterial adjustments have been recorded in prior periods as further described in Footnote 9, “Stock-Based Compensation—Adjustment to Historical Stock-Based Compensation Expense”.

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

The Company recognizes revenue as the cost for the third-party media is incurred, which is upon delivery of the advertising on behalf of its clients. The Company recognizes revenue for its ReachSearch product as clicks are recorded on sponsored links on the various search engines and for its ReachDisplay products when the display advertisements record impressions or as otherwise provided in its agreement with the applicable publisher. The Company recognizes revenue for its ReachCast product on a straight line basis over the applicable service period for each campaign. The Company recognizes revenue when it charges set-up, management service or other fees on a straight line basis over the term of the related campaign contract or the completion of any obligation for services, if shorter. When the Company receives advance payments from clients, management records these amounts as deferred revenue until the revenue is recognized. When the Company extends credit, management records a receivable when the revenue is recognized.

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

The Company also has a small number of resellers, including a franchisee. Resellers integrate the Company’s services, including ReachSearch, ReachDisplay, and TotalTrack, into their product offerings. In most cases, the resellers integrate with the Company’s RL Platform through a custom Application Programming Interface (API). Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay the Company in arrears, net of commissions and other adjustments. Management recognizes revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as management believes that the reseller has retained sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

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

Goodwill

The Company’s total goodwill of $42.1 million and $41.8 million as of September 30, 2012 and December 31, 2011, respectively, is related to the Company’s acquired businesses.   In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, the Company has identified one reporting segment and two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. North America assigned goodwill is $9.7 million and Australia assigned goodwill is $32.4 million as of September 30, 2012. The Company reviews the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. The Company performs its annual assessment of goodwill impairment as of the first day of each fourth quarter.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on fair value. The Company follows the attribution method, which reduces current stock-based compensation expenses recorded by the effect of anticipated forfeitures. Management estimates forfeitures based upon its historical experience.

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

Variable Interest Entities

In accordance with ASC 810, Consolidations, the applicable accounting guidance for the consolidation of variable interest entities (“VIE”), the Company analyzes its interests, including agreements, loans, guarantees, and equity investments, on a periodic basis to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on the design of the entity, its organizational structure including its decision-making authority, and relevant agreements. If the Company determines that the entity is a VIE, the Company then assesses if it must consolidate the VIE as its primary beneficiary. The Company’s determination of whether it is the primary beneficiary is based upon qualitative and quantitative analyses, which assess the purpose and design of the VIE, the nature of the VIE’s risks and the risks that the Company absorbs, the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. See Note 5, “Variable Interest Entities”, for more information.

Loan Receivables

 Loan receivables are recorded at carrying value, net of potential allowance for losses. Losses on the receivables are recorded when probable and estimable. The Company routinely evaluates the receivable for potential collection issues that might indicate an impairment. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that the Company will experience losses that are different from its current estimates. Write-offs are deducted from the allowance for losses when the Company judges the principal to be uncollectible. Any subsequent recoveries are added to the allowance at the time cash is received on a written-off balance. See Note 5, “Variable Interest Entities”, for more information.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) from continuing operations	$836	$(1,329)	$162	$(4,277)
Denominator:
Weighted average common shares used in computation of net income (loss) per share from continuing operations, basic	28,403	29,302	28,379	28,936
Deferred stock consideration and restricted stock	93	—	53	—
Stock options and warrants	846	—	470	—

Weighted average common shares used in computation of net income (loss) per share from continuing operations, diluted	29,342	29,302	28,902	28,936

Net income (loss) per share from continuing operations, basic	$0.03	$(0.05)	$0.01	$(0.15)

Net income (loss) per share from continuing operations, diluted	$0.03	$(0.05)	$0.01	$(0.15)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive because the Company had net losses for the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Deferred stock consideration and restricted stock	—	108	—	281
Stock options and warrant	—	1,356	—	2,157
	—	1,464	—	2,438

In addition, certain other stock options have been excluded from the computation of diluted net loss per share because they would have had an anti-dilutive impact as the deemed proceeds under the treasury stock method were in excess of the average fair market value for the period. For the three months ended September 30, 2012 and 2011, the number of such securities was 2.7 million and 2.9 million, respectively, and for the nine months ended September 30, 2012 and 2011, the number of such securities was 6.0 million and 1.6 million, respectively.

3. Fair Value of Financial Instruments

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$86,710	$86,710	$—	$—
Certificates of deposit	$9,932	$9,932	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$84,525	$84,525	$—	$—
Certificates of deposit	$1,930	$1,930	$—	$—

The following table provides information about assets not carried at fair value in the Company’s Consolidated Balance Sheets (in thousands).

	September 30, 2012			December 31, 2011
		Assets			Assets
	Notional amount	Carrying amount (net)	Estimated fair value	Notional amount	Carrying amount (net)	Estimated fair value

Loan receivable	$—	$1,863	$1,863	$—	$—	$—

The OxataSMB loan receivable is not actively traded and its fair value is estimated based on valuation methodologies using current market interest rate data adjusted for inherent credit risk.

4. Acquisitions

Recent Acquisition

On July 3, 2012, the Company acquired certain assets and liabilities and hired certain employees of  RealPractice, Inc. (“RealPractice”). At closing, the Company paid $2.6 million in cash of the estimated $2.9 million purchase price. The remaining amount of $0.3 million is payable in cash on the 18-month anniversary of the closing date, subject to adjustment. The Company issued 150,292 restricted stock units to the hired employees.

The Company recorded acquired assets and liabilities at their respective fair values. The following table summarizes the fair value of acquired assets and liabilities acquired (in thousands):

Assets acquired:
Property and equipment	$36
Other current assets	13
Intangible assets	2,550
Other assets	4
Goodwill	317
Total assets acquired	2,920
Liabilities assumed:
Deferred revenue	20
Total fair value of assets and liabilities acquired	$2,900

Intangible assets acquired from RealPractice included customer relationships and technology, which are amortized over one and three years, their respective estimated useful lives, using the straight line method.

Deferred Consideration

In connection with the RealPractice acquisition, we are obligated to pay an additional $0.3 million in cash on the 18-month anniversary of the closing date, subject to adjustment.

Pursuant to the terms of its 2011 acquisition of DealOn, LLC (“DealOn”), on February 8, 2012, the Company made a deferred payment in the amount of $0.5 million, net of the working capital adjustment and certain other adjustments, and issued 10,649 shares of its common stock. On August 8, 2012, the Company made an additional deferred payment in the amount of $0.4 million and issued 5,324 shares of its common stock. The following table summarizes the remaining DealOn deferred consideration milestone payment as of September 30, 2012, subject to adjustment under the acquisition agreement (in thousands):

	Deferred Cash Consideration	Deferred Stock Consideration	Total
February 2013	$367	$122	$489

As part of the consideration paid to acquire SMB:LIVE Corporation (“SMB:LIVE”), on February 22, 2012, the Company paid $0.6 million in cash and issued 181,224 shares of its common stock. The February 22, 2012 payment represented the final payment of deferred consideration in connection with the SMB:LIVE acquisition.

Intangible Assets

As of September 30, 2012, intangible assets from acquisitions included developed technology of $2.9 million (net of accumulated amortization of $2.8 million) amortized over three years, and customer relationships of $0.1 million (net of accumulated amortization of $3.4 million) amortized over one year. Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives are as follows (in thousands):

Year Ending December 31,
2012 (3 months)	$461
2013	1,207
2014	875
2015	425
Total	$2,968

For the three months ended September 30, 2012 and 2011, amortization expense related to acquired intangibles was $0.6 million and $0.6 million, respectively, and for the nine months ended September 30, 2012 and 2011, amortization expense related to acquired intangibles was $1.5 million and $1.8 million, respectively.

5. Variable Interest Entities

On July 6, 2012, the Company completed a transaction with OxataSMB B.V. (“OxataSMB”), in which the Company entered into a franchise agreement with OxataSMB permitting it to operate and resell the Company’s services under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. Pursuant to the franchise agreement, OxataSMB will receive access to the RL platform, training, marketing and branding materials, media purchasing, campaign management and provisioning, sourcing of telephony, and technical support. The Company does not currently anticipate that OxataSMB will pursue activities other than as a franchisee. In addition, the Company entered into a market development loan agreement with OxataSMB pursuant to which the Company agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) has been advanced. The ability to draw down the remaining loan amount is dependent on OxataSMB achieving certain milestones by June 29, 2013, subject to a six-month extension at the Company’s option. The loan has a two-year term and accrues interest at 4% per annum, but does not require principal or interest payments for two years, and can be extended for an additional 24 months based on achievement of certain milestones. Prior to advance of the loan, OxataSMB had €1.45 million ($1.9 million) of contributed capital. As of September 30, 2012 OxataSMB had assets of less than $4 million and its results of operations since inception were not significant. In addition, the Company has an option to buy OxataSMB at an independently-determined fair value at the end of the initial loan term, subject to extension.

OxataSMB is considered a VIE with respect to the Company because OxataSMB may not have sufficient equity to finance its activities without additional financial support depending on its performance. At September 30, 2012, the Company was not the primary beneficiary of OxataSMB because it does not have: (1) the power to direct the activities that most significantly impact OxataSMB’s economic performance or (2) the obligation to absorb losses of OxataSMB or the right to receive benefits from OxataSMB that could potentially be significant. Therefore, the Company did not consolidate the results of OxataSMB and transactions with OxataSMB results were accounted for similarly to the Company’s resellers. The loan receivable is included in “Other assets” in the accompanying Consolidated Balance Sheet. As of September 30, 2012, the Company’s maximum exposure to loss related to unconsolidated VIEs consisted of its loan receivable of $1.9 million and its contingent commitment to provide €1.45 million ($1.9 million) of additional debt financing. No allowance for loan losses has been recorded against the loan receivable.

6. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Capitalized software development costs	$29,085	$21,686
Accumulated amortization	(15,448)	(10,744)
Capitalized software development costs, net	$13,637	$10,942

The Company recorded amortization expense of $1.7 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and $4.7 million and $3.5 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, $3.9 million and $1.2 million, respectively, of capitalized software development costs relate to projects still in process.

7. Commitments and Contingencies

Deferred Payment Obligations

In connection with the February 8, 2011 acquisition of DealOn, on February 8, 2012, the Company paid $0.5 million in cash and issued 10,649 shares of its common stock. On August 8, 2012, the Company paid an additional $0.4 million in cash and issued 5,324 shares of its common stock. The Company remains obligated to pay up to approximately $0.4 million in cash and issue 5,323 shares of its common stock, subject to adjustment under the terms of the acquisition agreement (see Note 4).

In connection with the July 3, 2012 acquisition of RealPractice, the Company is obligated to pay up to approximately $0.3 million in cash, subject to adjustment under the terms of the acquisition agreement (see Note 4).

Loan Commitment

In connection with the franchise agreement with OxataSMB, the Company entered into a market development loan agreement with OxataSMB pursuant to which the Company agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) has been advanced. The ability to draw down the remaining loan amount is dependent on OxataSMB achieving certain milestones by June 29, 2013, subject to a six-month extension at the Company’s option.

Litigation

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of existing matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

8. Stockholders’ Equity

Common Stock Repurchases

On November 4, 2011, the Company announced that its Board of Directors adopted a program that authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock. At September 30, 2012, the Company had repurchased 1.5 million shares of its common stock under the program for an aggregate of $11.9 million, of which $1.4 million or 114,000 shares were repurchased during the three months ended September 30, 2012, and $5.2 million or 636,000 shares were repurchased during the nine months ended September 30, 2012. Purchases will be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	6,411	$12.52

Granted	2,190	$9.75
Exercised	(235)	$5.42
Forfeited/Exchanged	(1,440)	$18.60

Outstanding at September 30, 2012	6,926	$10.62	4.9	$16,912

Vested and exercisable at September 30, 2012	3,683	$10.45	3.7	$9,338

Unvested at September 30, 2012, net of estimated forfeitures	3,059	$10.84	6.2	$7,146

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.61%	1.12%	0.78%	2.04%
Expected life (in years)	4.75	4.75	4.90	4.75
Expected volatility	60.4%	56.9%	59.2%	57.4%

The per-share weighted-average grant date fair value of options granted during the nine months ended September 30, 2012 was $6.08. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2012 was $1.4 million.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock awards and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	123	$16.33
Granted	395	$9.61
Forfeited	(76)	$10.37
Vested	(83)	$12.96
Unvested at September 30, 2012	359	$10.96

Stock-Based Compensation Expense

The Company records stock-based compensation expense net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation	$2,662	$2,574	$7,157	$7,409
Less: Capitalized stock-based compensation	67	243	228	1,093
Stock-based compensation expense, net	$2,595	$2,331	$6,929	$6,316

Stock-based compensation expense, net of capitalization, is included in the accompanying condensed consolidated statements of operations in the following captions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense, net
Cost of revenue	$73	$60	$198	$176
Selling and marketing	437	325	1,122	1,068
Product and technology	488	421	868	976
General and administrative	1,597	1,525	4,741	4,096
	$2,595	$2,331	$6,929	$6,316

As of September 30, 2012, there was $21.5 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.6 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

Adjustment to Historical Stock-Based Compensation Expense

In conjunction with the transition to an integrated stock-based compensation tracking and reporting system, immaterial adjustments relating to the impact of forfeitures on the computation of stock-based compensation expense were identified. As a result, stock-based compensation expense was understated by $0.2 million in 2011, $0.3 million in 2010, and $0.2 million in 2009 and prior periods. Based on an analysis of qualitative and quantitative factors, management has concluded that these adjustments were not material to any historical period, although the cumulative impact of correcting for the adjustments in 2012 would have been material to the current period. As a result, the affected balances have been revised as adjustments to additional paid-in capital and accumulated deficit as of December 31, 2011.

10. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimates the effective annual tax rate and applies this rate to the year-to-date pre-tax book income or loss to determine the interim provision for income taxes. For the three months ended September 30, 2012 and 2011, the income tax provisions were $0.3 million and $0.1 million, respectively, and for the nine months ended September 30, 2012 and 2011, the income tax provisions were $0.7 million and $0.3 million, respectively. The income tax provision for the nine months ended September 30, 2012 relates to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.

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

11. Segment Information

Revenue by geographic region with respect to the Direct Local and National Brands channels is based on the physical location of the sales office, and with respect to Agencies and Resellers, is based on the physical location of the agency or reseller. The following summarizes revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
North America	$84,212	$75,068	$243,364	$214,002
International	34,679	23,561	91,742	61,437
	$118,891	$98,629	$335,106	$275,439

	September 30, 2012	December 31, 2011
Long-lived assets (excluding intangibles):
North America	$6,857	$7,203
International	4,163	2,721
	$11,020	$9,924

The results of the Australia geographic region have been included in the Company’s consolidated financial statements and include revenues of $19.0 million and $15.6 million for the three months ended September 30, 2012 and 2011, respectively, and $52.9 million and $40.5 million for the nine months ended September 30, 2012 and 2011, respectively. Long-lived assets of the Australia geographic region were $1.6 million and $1.4 million at September 30, 2012 and December 31, 2011, respectively.

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

Overview

Our mission is to help small and medium-sized businesses, or SMBs, acquire, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including search engine marketing (ReachSearch), Web presence (ReachCast), display advertising (ReachDisplay), display retargeting (ReachRetargeting), online marketing analytics (TotalTrack), an out-of-the-box assisted chat service (TotalLiveChat), and other related products and services, each targeted to the SMB market. We deliver these solutions to SMBs through a combination of our proprietary platform, the RL Platform, and our direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers.

We use our RL Platform to create advertising campaigns for SMBs to target potential customers in their geographic area, optimize those campaigns in real time and track tangible results. Through a single Internet advertising budget, we enable our clients to reach local customers—whether using traditional computing devices or mobile devices—across the Internet, including through all of the major search engines and leading general interest and vertically focused online publishers. In 2010, we expanded the RL Platform to include ReachCast, our full-service Web presence and social media solution, and in September 2012, we launched ReachRetargeting, a ReachDisplay product targeting local consumers who have recently searched for an SMB’s business keywords as well as those who have recently visited their website. We continue to expand the RL Platform to include additional advertising products designed specifically for the needs of our SMB clients. Empowered by the RL Platform, our IMCs, which are based in or near the cities in which our clients operate, establish a direct consultative relationship with our clients and provide our solutions to achieve their marketing objectives.

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

In 2006, we entered our first market outside of North America through a joint venture in Australia, and in 2009, we acquired the remaining interest in the joint venture. We entered the United Kingdom and Canada in 2008, Germany and the Netherlands in 2011, and Japan and Brazil in 2012. We also serve clients in New Zealand, Slovakia and Poland through our resellers, including a franchisee. In 2010, we commenced campaign management and provisioning operations in India.

Business Model and Operating Metrics

Our Direct Local channel represents the majority of our revenue. As a percentage of revenue, Direct Local revenue has increased to 79% for the nine months ended September 30, 2012, from 78% for the nine months ended September 30, 2011. Growth in Direct Local revenue is primarily driven by the growth in the number of IMCs, the maturity of our IMCs, the increase in the number of international IMCs as a percentage of our total IMCs, and the increase in IMC productivity. Underclassmen expenses for the nine months ended September 30, 2012 and 2011 were $33.8 million and $32.7 million, respectively.

Number of IMCs

Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth. Typically, each month, we hire 40-60 IMCs worldwide, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen. In particular, our revenue growth is driven by the increase in the number of our Upperclassmen, who are significantly more productive than our Underclassmen. As such, we believe that our ability to grow our business is highly dependent on our ability to grow the number of our Upperclassmen. Beyond our hiring practices, which determine the number of IMCs to be hired as well as the rate at which we hire them, the increase in the number of Upperclassmen depends primarily on the productivity of Underclassmen, as the majority of Underclassmen attrition has been involuntary and is based on performance relative to a standard level of revenue growth and other performance metrics determined by us. We do not expect all Underclassmen to become Upperclassmen, and our investment decisions anticipate the cost of attrition. Our revenue growth is also driven by the increase in the number of our international IMCs as our international IMCs are on average more productive than our IMCs in North America, which we attribute to lower levels of competition and lower existing online advertising consumption by SMBs in those markets. The ongoing increase in the number of international IMCs is a result of our international expansion.

At September 30, 2012, we had 407 Upperclassmen and 450 Underclassman, for a total of 857 IMCs, as compared to 344 Upperclassmen and 464 Underclassman, for a total of 808 IMCs, as of September 30, 2011.

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

We determine the amount to invest in Underclassmen based on our objectives for development of the business and the key factors affecting IMC productivity described above. The increase in Underclassmen Expense for the nine months ended September 30, 2012 as compared to the preceding year period was primarily attributable to our international expansion, partially offset by a reduced investment in North America.

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

At September 30, 2012, we had approximately 22,100 Active Advertisers and 32,900 Active Campaigns, as compared to approximately 18,700 Active Advertisers and 27,000 Active Campaigns as of September 30, 2011. Active Advertisers and Active Campaigns increased over the period due to an increase in the number and maturity of IMCs, an increase in the number of products available for our IMCs to sell, and an increase in the productivity of our National Brands, Agencies and Resellers channel.

Recent Transactions

On July 3, 2012, we acquired certain assets and liabilities and hired certain employees of  RealPractice, Inc. The acquisition provided us with a technology team with expertise in marketing automation. At closing, we paid $2.6 million in cash of the estimated $2.9 million purchase price. The remaining amount of $0.3 million is payable in cash on the 18-month anniversary of the closing date, subject to adjustment. We issued 150,292 restricted stock units to the hired employees.

On July 6, 2012, we completed a transaction with OxataSMB B.V., in which we entered into a franchise agreement with OxataSMB permitting it to operate and resell our services under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. Pursuant to the franchise agreement, OxataSMB will receive access to the RL platform, training, marketing and branding materials, media purchasing, campaign management and provisioning, sourcing of telephony, and technical support. In addition, we entered into a market development loan agreement with OxataSMB pursuant to which we agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) has been advanced. The ability to draw down the remaining loan amount is dependent on OxataSMB achieving certain milestones. The loan has a two-year term and accrues interest at 4% per annum, but does not require principal or interest payments for two years, and can be extended for an additional 24 months based on achievement of certain milestones. In addition, we have an option to buy OxataSMB at an independently-determined fair value at the end of the initial loan term, subject to extension.

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

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $4.0 million and $3.8 million of accounts receivables related to our National Brands, Agencies and Resellers at September 30, 2012 and December 31, 2011, respectively.

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

•     Variable interest entities

Revenue Recognition

We recognize revenue for our services when all of the following criteria are satisfied:

•     persuasive evidence of an arrangement exists;

•     services have been performed;

•     the selling price is fixed or determinable; and

•     collectability is reasonably assured.

We recognize revenue as the cost for the third-party media is incurred, which is upon delivery of the advertising on behalf of our clients. We recognize revenue for our ReachSearch product as clicks are recorded on sponsored links on the various search engines and for our ReachDisplay products when the display advertisements record impressions or as otherwise provided in our agreement with the applicable publisher. We recognize revenue for our ReachCast product on a straight line basis over the applicable service period for each campaign. We recognize revenue when we charge set-up, management service or other fees on a straight line basis over the term of the related campaign contract or the completion of any obligation for services, if shorter. When we receive advance payments from clients, we record these amounts as deferred revenue until the revenue is recognized. When we extend credit, we record a receivable when the revenue is recognized.

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

We also have a small number of resellers, including a franchisee. Resellers integrate our services, including ReachSearch, ReachDisplay and TotalTrack, into their product offerings. In each case, the resellers integrate with the our RL Platform through a custom Application Programming Interface (API). Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay us in arrears, net of commissions and other adjustments. We recognize revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as we believe that the reseller has retained sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

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

Goodwill

Our total goodwill of $42.1 million and $41.8 million as of September 30, 2012 and December 31, 2011, respectively, is related to our acquired businesses. In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, and have identified one segment and two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. At September 30, 2012 and December 31, 2011, assigned-goodwill was $9.7 million for North America and $32.4 million for Australia, and $9.4 million for North America and $32.4 million for Australia, respectively. We review the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. We perform our annual assessment of goodwill impairment as of the first day of each fourth quarter.

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

Stock-Based Compensation

We account for stock-based compensation based on fair value. We follow the attribution method, which reduces current stock-based compensation expenses recorded by the effect of anticipated forfeitures. We estimate forfeitures based upon our historical experience.

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

Variable Interest Entities

In accordance with ASC 810, Consolidations, the applicable accounting guidance for the consolidation of variable interest entities, or VIEs, we analyze our interests, including agreements, loans, guarantees, and equity investments, on a periodic basis to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a VIE. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on the design of the entity, its organizational structure including its decision-making authority, and relevant agreements. If we determine that the entity is a VIE, we then assess if we must consolidate the VIE as its primary beneficiary. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess the purpose and design of the VIE, the nature of the VIE’s risks and the risks that we absorb, the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Revenue	$118,891	$98,629	$335,106	$275,439
Cost of revenue (1)	59,500	50,265	167,546	141,363
Operating expenses:
Selling and marketing (1)	42,860	36,769	122,579	103,457
Product and technology (1)	5,448	4,257	14,180	10,800
General and administrative (1)	9,966	8,821	30,241	24,470
Total operating expenses	58,274	49,847	167,000	138,727
Income (loss) from continuing operations	1,117	(1,483)	560	(4,651)
Other income, net	33	280	338	697
Income (loss) from continuing operations before provision for income taxes	1,150	(1,203)	898	(3,954)
Provision for income taxes	314	126	736	323
Income (loss) from continuing operations, net of income taxes	836	(1,329)	162	(4,277)
Loss from discontinued operations, net of income taxes	—	(3,272)	—	(4,720)
Net income (loss)	$836	$(4,601)	$162	$(8,997)

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation:
Cost of revenue	$73	$60	$198	$176
Selling and marketing	437	325	1,122	1,068
Product and technology	488	421	868	976
General and administrative	1,597	1,525	4,741	4,096
	$2,595	$2,331	$6,929	$6,316

Depreciation and amortization:
Cost of revenue	$131	$194	$401	$551
Selling and marketing	457	413	1,576	1,080
Product and technology	2,385	1,862	6,435	5,033
General and administrative	536	359	1,257	971
	$3,509	$2,828	$9,669	$7,635

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change
(in thousands)
Direct Local	$93,537	$76,814	21.8%	$263,534	$213,168	23. 6%
National Brands, Agencies and Resellers	25,354	21,815	16.2	71,572	62,271	14.9
Total revenue	$118,891	$98,629	20.5%	$335,106	$275,439	21.7%

At period end:
Number of IMCs:
Upperclassmen				407	344	18.3%
Underclassmen				450	464	(3.0)
Total				857	808	6.1%

Active Advertisers (1)				22,100	18,700	18.2%
Active Campaigns (2)				32,900	27,000	21.9%

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

The increase in Direct Local revenue of $16.7 million and $50.4 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 was largely attributable to an increase in the number of Upperclassmen and the productivity of Upperclassmen driven by their increased tenure. Also contributing to the increase was growth in the number of international IMCs who, on average, are more productive than our IMCs in North America.

The increase in National Brands, Agencies and Resellers revenue of $3.5 million and $9.3 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, was due to increases in revenue from our domestic and international National Brands clients of $1.6 million and $4.9 million for the three and nine months ended September 30, 2012, respectively, and increases in revenue of $2.0 million and $4.4 million from our domestic and international Agencies and Resellers for the three and nine months ended September 30, 2012, respectively. In each period, these increases were primarily driven by increases in spend from existing National Brands clients and existing Agencies and Resellers, as well as an increase in the number of Agencies and Resellers.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change
(in thousands)
Cost of revenue	$59,500	$50,265	18.4%	$167,546	$141,363	18.5%
As a percentage of revenue:	50.0%	51.0%		50.0%	51.3%

The decrease in our cost of revenue as a percentage of revenue for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to an increase in publisher rebates and the change in our product and service mix, partially offset by the change in our geographic mix. The decrease for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to an increase in publisher rebates, partially offset by the change in our geographic, product and service mix. As we enter new markets the initial sales focus is on our ReachSearch product, which affects our product and service mix.

Publisher rebates as a percentage of revenue increased to 4.5% of revenue in the three months ended September 30, 2012 from 3.9% for the same period in 2011, and to 4.6% of revenue in the nine months ended September 30, 2012 from 2.8% for the same period in 2011, due to more favorable rebate terms from various publishers.

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

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change
(in thousands)
Salaries, benefits and other costs	$30,305	$26,086	16.2%	$86,560	$73,047	18.5%
Commission expense	12,555	10,683	17.5%	36,037	30,410	18.5%
Total selling and marketing	$42,860	$36,769	16.6%	$122,597	$103,457	18.5%

Underclassmen Expense included above, excluding commissions (1)	$11,441	$11,591	(1.3)%	$33,824	$32,714	3.4%
As a percentage of revenue:
Salaries, benefits and other costs	25.5%	26.4%		25.8%	26.5%
Commission expense	10.6%	10.8%		10.8%	11.0%
Total selling and marketing	36.0%	37.3%		36.6%	37.6%

(1)	See “Non-GAAP Financial Measures” for our definition of Underclassmen Expense.

The increase in selling and marketing salaries, benefits and other costs in absolute dollars for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to an increase in our IMC headcount and related recruiting, training and facilities costs.  The decrease in these costs as a percentage of revenue for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to increased productivity and operational scale in our established markets, partially offset by expenses related to our entrance into new international markets.

The increase in commission expense in absolute dollars for the three and nine months ended September 30, 2012, compared to the same periods in 2011, was due to increased sales. As a percentage of revenue, commission expense was slightly lower compared to the prior periods. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

Underclassmen Expense for the three months ended September 30, 2012 was slightly lower compared to the same period in 2011, primarily due to decreased IMC hiring in our established markets, offset by increased hiring in our newer markets. The increase for the nine months ended September 30, 2012, compared to the same periods in 2011, was primarily due to increased IMC hiring in our newer markets, partially offset by reduced IMC hiring in our established markets. As we continue to invest in additional Underclassmen and retain additional Upperclassmen, selling and marketing expenses will continue to increase in absolute dollars.

Product and Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change
(in thousands)
Product and technology expenses	$5,448	$4,257	28.0%	$14,180	$10,800	31.3%
Capitalized software development costs from product and technology resources	2,224	1,682	32.2%	6,295	5,690	10.6%
Total product and technology expenses and capitalized costs	$7,672	$5,939	29.2%	$20,475	$16,490	24.2%

As a percentage of revenue:
Product and technology expensescosts	4.6%	4.3%		4.2%	3.9%
Capitalized software development costs from product and technology resources	1.9%	1.7%		1.9%	2.1%
Total product and technology costs expensed and capitalized	6.5%	6.0%		6.1%	6.0%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the three months ended September 30, 2012, compared to the same period in 2011, was primarily attributable to $0.8 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new product initiatives, in particular those resulting from the acquisition of RealPractice.

The increase in product and technology expenses in absolute dollars for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily attributable to $2.8 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new product initiatives, and $0.9 million of increased amortization expense related to previously capitalized software development costs. The increase as a percentage of revenue was primarily attributable to increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new product initiatives.

The changes in the amount of capitalized software development costs in both absolute dollars and as a percentage of revenues for the three and nine months ended September 30, 2012, compared to the same periods in 2011, were primarily due to the timing and mix of capitalizable and non-capitalizable projects.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012-2011 % Change	2012	2011	2012-2011 % Change
(in thousands)
General and administrative	$9,966	$8,821	13.0%	$30,241	$24,470	23.6%
As a percentage of revenue:	8.4%	8.9%		9.0%	8.9%

The increase in general and administrative expenses in absolute dollars for the three months ended September 30, 2012, compared to the same period in 2011, was primarily due to $1.8 million of increased employee and facilities costs to support the growth of the business, including our international expansion, partially offset by $0.7 million of decreased professional fees, which consist of tax, consulting, audit and legal fees. General and administrative expense decreased slightly as a percentage of revenue for the three months ended September 30, 2012 as a result of the aforementioned decrease in professional fees.

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to  $5.3 million of increased employee and facilities costs to support the growth of the business, including our international expansion, and $0.6 million of increased stock-based compensation expense, partially offset by $0.3 million of decreased professional fees, which consist of tax, consulting, audit and legal fees.

We expect general and administrative expenses to increase in absolute dollars as we continue to add personnel and incur additional professional fees and other expenses to support our continued domestic and international growth.

Other Income , Net

Other income, net decreased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to foreign exchange rate fluctuations and lower interest rates on invested balances. Other income, net primarily consists of interest income resulting from invested balances.

Provision for Income Taxes

The income tax provisions of $0.7 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively, relate to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.

Loss from Discontinued Operations

There was no activity in the discontinued operations of Bizzy during the three and nine months ended September 30, 2012. The loss from discontinued operations of $1.5 million and $4.7 million for the three and nine months ended September 30, 2011, respectively, was related to the wind-down of the operations of Bizzy.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three and nine months ended September 30, 2012 and 2011, our Adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Adjusted EBITDA (1)	$7,221	$4,530	$17,190	$10,674
Underclassmen Expense (2)	$11,441	$11,591	$33,824	$32,714

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

The following table presents a reconciliation of Adjusted EBITDA to our income (loss) from operations for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Income (loss) from continuing operations	$1,117	$(1,483)	$560	(4,651)
Add:
Depreciation and amortization	3,509	2,828	9,669	7,635
Stock-based compensation, net	2,595	2,331	6,929	6,316
Acquisition and integration costs	—	854	32	1,374
Adjusted EBITDA	$7,221	$4,530	$17,190	$10,674

Liquidity and Capital Resources

	Nine Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2012	2011
(in thousands)
Net cash provided by operating activities, continuing operations	$31,584	$19,894
Net cash used in investing activities, continuing operations	$(25,555)	$(8,371)
Net cash used by discontinued operations	$(182)	$(2,551)
Net cash provided by (used in) financing activities	$(3,756)	$5,515

At September 30, 2012, we had cash and cash equivalents of $86.7 million and short-term investments of $9.0 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At September 30, 2012, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At September 30, 2012, we had $0.9 million in restricted certificates of deposit to secure letters of credit issued to landlords and others.

Although we expect that cash flow from operations and our existing cash balances will be sufficient to continue funding our expansion activities, these investments, including investments in developing new products and services for our clients, could require us to seek additional equity or debt financing, and that financing may not be available on terms favorable to us or at all. In addition, we intend to continue to increase our investment in Underclassmen and in the development of new products and services for our clients, which could require significant capital and entail non-capitalized expenses that could decrease our income from operations.

Operating Activities

Our cash flow from operating activities during the nine months ended September 30, 2012 resulted from income from continuing operations, net of income taxes, of $0.2 million, supplemented by non-cash depreciation and amortization of $9.7 million, and non-cash stock-based compensation of $6.9 million. Cash flow from operating activities also reflected increases in accounts payable and accrued expenses of $10.0 million due to growth of the business and the fluctuation in timing of payments to certain vendors, including the normalization of rebates receivable, and increases in deferred revenue, rent and other liabilities of $7.0 million due to the growth of our business.

Our cash flow from operating activities during the nine months ended September 30, 2011 resulted primarily from changes in our operating assets and liabilities and non-cash operating expenses. Our loss from continuing operations of $4.3 million was offset by increases in accounts payable and accrued expenses of $4.7 million and increases in deferred revenue, rent and other liabilities of $5.0 million, both due to the growth of our business.  Cash flow from operating activities also resulted from non-cash depreciation and amortization of $7.6 million, and non-cash stock-based compensation of $6.3 million.

Investing Activities

During the nine months ended September 30, 2012, our primary investing activities consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. Our purchases of property and equipment and capitalization of software costs increased by $2.0 million year-over-year reflecting our increased investment in technology and facilities and newer markets. Purchases of property and equipment and capitalization of software costs will vary from period to period due to the timing of the expansion of our operations and our software development efforts.

We entered into a market development loan agreement with OxataSMB pursuant to which we agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) has been advanced. We also purchased certificates of deposits and short-term investments of $8.4 million.

In addition, we made acquisition related payments of $4.1 million, consisting of payments on deferred obligations related to the DealOn and SMB:LIVE acquisitions totaling $1.6 million, and payment for the RealPractice acquisition of $2.6 million. We have remaining obligations totaling $0.8 million related to these acquisitions.

During the nine months ended September 30, 2011, we invested $6.2 million, net of cash acquired, in the purchase of DealOn and other acquisition obligations.

Financing Activities

Our cash used in financing activities during the nine months ended September 30, 2012 resulted primarily from repurchases of our common stock of $5.4 million pursuant to our share repurchase program, partially offset by $1.6 million in proceeds from exercise of stock options. During the nine months ended September 30, 2011, we received $5.5 million in proceeds from exercise of stock options

Future cash flows from financing activities may also be affected by our repurchases of our common stock pursuant to our share repurchase program. On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. At September 30, 2012, we had executed repurchases of $11.9 million or 1,506,000 shares of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Off-Balance Sheet Arrangements

At September 30, 2012, we did not have any off-balance sheet arrangements. Please refer to “Overview-—Recent Transactions” discussion under the “Liquidity and Capital Resources” section for information on our market development loan agreement with OxataSMB.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, and the Indian rupee. For the nine months ended September 30, 2012, a 10% increase in these exchange rates relative to the dollar would have resulted in a decrease in revenue of $10.1 million and an increase in operating income of $0.5 million. A 10% decrease in these exchange rates relative to the dollar, however, would have resulted in an increase in revenue of $10.1 million and a decrease in operating income of $0.5 million. We currently do not hedge or otherwise manage our currency exposure. As our international operations expand to more countries and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, we migrated our financial accounting system to an enterprise-wide systems solution. In addition, we transitioned to an integrated stock-based compensation tracking and reporting system. These system implementations are part of our ongoing efforts to enhance the design and documentation of our internal control over financial reporting processes to maintain suitable controls over our financial reporting.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 4, 2011, we announced that our Board of Directors adopted a program that authorized the repurchase of up to $20.0 million of our outstanding common stock. At September 30, 2012, we had repurchased approximately 1.5 million shares of our common stock under the program for an aggregate of $11.9 million, of which $1.4 million was repurchased during the three months ended September 30, 2012. Purchases will be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Common stock repurchases during the quarter ended September 30, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under a Publicly Announced Program
July 2012	17,877	$9.97	17,877	$9,329,436
August 2012	69,535	$12.36	69,535	$8,467,751
September 2012	26,494	$12.44	26,494	$8,137,352

Item 6.          EXHIBITS

Exhibit No	Description of Exhibit

10.01	Amendment Number Three to the Google Adwords Reseller Agreement, dated August 17, 2012, between ReachLocal EuropeBV and Google Ireland Limited

10.02	Transition Agreement between ReachLocal, Inc. and Michael Kline, dated November 1, 2012

31.01	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Zorik Gordon
Name:	Zorik Gordon
Title:	Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: November 6, 2012

EXHIBIT INDEX

Exhibit No	Description of Exhibit

10.01	Amendment Number Three to the Google Adwords Reseller Agreement, dated August 17, 2012, between ReachLocal EuropeBV and Google Ireland Limited

10.02	Transition Agreement between ReachLocal, Inc. and Michael Kline, dated November 1, 2012

31.01	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.