Form 10-K
period 2012-12-31
ReachLocal Inc
filed 2013-03-11
CIK 1297336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-34749

REACHLOCAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0498783
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21700 Oxnard Street, Suite 1600 Woodland Hills, California	91367
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the common stock held by non-affiliates of the registrant was $107,543,018 based on a closing price of $11.00 on the NASDAQ Global Market on such date.

Class	Outstanding at March 5, 2013
Common Stock, $0.00001 par value per share	28,265,404 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Item 1. Business.

Business Overview

Our mission is to help small- and medium-sized businesses, or SMBs, acquire, transact with, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including ReachSearch™ (search engine marketing), ReachCast™ (Web presence), ReachDisplay™ (display advertising),  ReachRetargeting™ (display retargeting), online marketing analytics, and other related products and solutions, each targeted to the SMB market. In 2013, we expect to expand our product suite to include ReachSite (a website solution) and two software-as-a-service, or SaaS, products: ReachConvert (marketing automation and lead conversion) and ReachCommerce (supporting online booking, transaction and back office processes).  We deliver these solutions to SMBs through a combination of our proprietary platform, the RL Platform, and our direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies, resellers and a franchisee.

We use our RL Platform to create advertising campaigns for SMBs to target potential customers in their geographic area, optimize those campaigns in real time and track tangible results. Through a single internet advertising budget, we enable our clients to reach local customers —whether using traditional computing devices or mobile devices—across the Internet, including through all of the major search engines and leading general interest and vertically focused online publishers. In 2010, we expanded the RL Platform to include ReachCast, our full-service Web presence and social media solution, and in September 2012, we launched ReachRetargeting, a ReachDisplay product targeting local consumers who have recently searched for an SMB’s business keywords as well as those who have recently visited their website. We continue to expand the RL Platform to include additional advertising products designed specifically for the needs of our SMB clients. Empowered by the RL Platform, our IMCs, which are based in or near the cities in which our clients operate, establish a direct consultative relationship with our clients and provide our solutions to achieve their marketing objectives.

At December 31, 2012, we managed 32,500 Active Campaigns across 22,000 Active Advertisers, a substantial majority of which spend from $500 to $4,000 per month with us (see Part II, Item 6, “Selected Financial Data” for an explanation of how we define Active Campaigns and Active Advertisers). Our clients include SMBs in five primary industry verticals: healthcare, home services, professional services, automotive, and specialty services. Since inception, we have delivered to our SMB clients over 700 million geographically targeted clicks and over 100 million leads, including 50 million phone calls. At December 31, 2012, we employed 824 IMCs in North America, Australia, the United Kingdom, Germany, the Netherlands, Japan and Brazil, and worked with over 620 third-party agencies and resellers that use the RL Platform to serve their SMB clients. We continue to expand our IMC sales force both in existing and new markets. We have business development and account management resources to develop and support our third-party agencies and resellers and National Brands advertisers.

In 2013, we expect to roll-out a new suite of products.  ReachSite is a new website solution product that is intended to help businesses turn more of their website visitors into leads. ReachConvert is a SaaS product that helps businesses manage their leads and convert more of them into customers. ReachConvert is currently in beta in North America. ReachCommerce, also a SaaS product, enables local businesses to take their entire booking and buying process online. The product will initially be focused on merchants in the home services vertical.

We have developed a new consumer service, ClubLocal, through which we create a direct relationship with consumers and provide home-related services by engaging third-party suppliers who perform the agreed services on our behalf. ClubLocal has been in beta in Dallas-Fort Worth since July 2012. We expect to launch in a second ClubLocal beta market, San Francisco, in 2013.  The revenue from ClubLocal was immaterial in 2012.

We generate revenue by providing online advertising solutions for our clients through our ReachSearch, ReachDisplay, ReachCast and ReachRetargeting products, and our other products and services. We reported revenues of $455.4 million in 2012 and $375.2 million in 2011, representing an increase of 21.3%, Adjusted EBITDA of $23.6 million in 2012 and $15.9  million in 2011, representing an increase of 49%, a $0.2 million loss from continuing operations in 2012 and an $4.1  million loss from continuing operations in 2011, and a $0.2 million net loss in 2012 and a $10.3 million net loss in 2011.  For more financial information, see our Consolidated Financial Statements, beginning on page F-1, and see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for our definition of Adjusted EBITDA, why we present it and a reconciliation of our Adjusted EBITDA to loss from operations for each of the periods presented.

 Industry Overview

The Local SMB Advertising and Commerce Market

SMBs serving local markets represent significant economic activity, control substantial purchasing power and address the needs of hundreds of millions of consumers. These SMBs include businesses such as lawyers, physicians, car dealers, dentists, plumbers, florists and local operations of national chains. To generate and sustain their businesses, SMBs spend money to market their services and to acquire, maintain and retain customers, and the associated expenditures are critical components of the operating budget for many SMBs, particularly given the potential value of each customer over the lifetime of the relationship. For example, a new dental patient may generate several hundred dollars in revenue during the first visit, thousands of dollars in subsequent visits and make referrals to friends and family that generate significant additional revenue. In addition to their customer acquisition efforts, increasingly SMBs are looking for platforms that enable them to transact with their customers online.  These efforts to manage the entire customer experience online—from lead generation to transaction execution to overall customer management—are key to the success of SMBs.

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

The Digitization of Local Advertising and Local Commerce

Over the past decade, the local advertising market for SMBs and other local businesses has undergone rapid and fundamental changes. The delivery and consumption of local advertising, like all media, is becoming increasingly fragmented and digitized. Many consumers who used to search for a local business in the yellow pages or the local newspaper are now going online and searching on Google, checking reviews on Yelp and Citysearch, buying coupons on Groupon and LivingSocial, and asking their friends for their opinions through Facebook and Twitter. In addition, consumers have begun to directly book and buy local services online that traditionally were only booked or bought off-line.  Existing offerings from companies such as OpenTable (finding a restaurant) as well as new offerings from companies such as ZocDoc (finding a doctor) and Uber (booking and buying car services) consolidate many of the steps of acquiring and transacting with a customer into a single simple online experience.  This consumer-led digital transformation has profoundly disrupted the ways that businesses of all sizes need to acquire, transact with, maintain and retain their customers. As the Internet continues to grow and evolve, we believe that these trends will accelerate. To keep pace with this transformation, we believe that SMBs need to follow their customers and move an increasing portion of their marketing efforts and spend online.

The Local Challenge

The growth of local online advertising spend has, however, significantly lagged the increase in online media consumption. We believe that this lag is the result of two significant challenges:

•
 The Product Challenge: Re-create with online media the ease of purchasing and breadth of customer reach to which SMBs are accustomed with offline media. For owners and operators of SMBs, building an efficient and effective online marketing presence is a significant challenge, especially given the highly fragmented landscape of digital media publishers. In addition, SMBs want to manage the entire customer experience from lead generation to transaction execution to overall customer management through a single technology platform. While it is possible for an SMB to purchase various products that address these needs on an a la carte basis, we believe that these  products do not address the fundamental needs and business realities of the SMB advertiser, which include a lack of time and resources to research and integrate the various solution providers, lack of expertise, lack of transparency into performance, and lack of economic incentive relative to the time required.

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

•
Do It for Me: End-to-End Execution. The RL Platform is a proprietary, end-to-end technology platform that enables us to execute an online marketing campaign on behalf of an SMB. The RL Platform is a software-based solution that combines back-end automation and optimization technologies to manage advertising spend across a broad array of online publishers and media outlets. For advertisers interested in search engine marketing, the RL Platform automates the build-up of keyword search criteria for the leading search engines using a library of more than 20 million keywords. The RL Platform matches, sets and optimizes the bids for these keywords based on the SMB’s products and services as well as the SMB’s targeted geographic areas. For advertisers interested in display advertising, the RL Platform places display advertisements on websites selected in accordance with an SMB’s target geographic, demographic and behavioral profiles. For advertisers seeking social media and web presence solutions, the RL Platform integrates with leading social media sites, such as Facebook and Twitter.

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

Each of our products includes, through a single budget, access to multiple publishers, some of which are not available to SMBs, as well as access to our proprietary optimization and tracking technologies that dynamically adjust the publishers to which we allocate clients’ media spend in order to meet their performance objectives. In addition, powered by our RL Platform, we also offer non-media based digital marketing solutions, such as ReachCast, TotalLiveChat.  In addition, in 2013, we will be offering a number of other products and services to support the online marketing and local commerce needs of our SMB clients, such as ReachSite, ReachConvert and ReachCommerce. For these reasons, while we rely on third-party publishers for the substantial majority of the media we purchase on behalf of our clients, we are not simply a reseller of media; rather, we market our products as a complete package of services intended to drive the success of our clients.

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

•
Locally Based. Our 824 IMCs are located in 60 markets in North America, Australia, the United Kingdom, Germany,  Netherlands, Japan and Brazil where their clients are based, enabling them to provide the personal connection that is necessary for the IMC to develop and maintain a relationship with our clients. In our experience, our Direct Local clients, a substantial majority of which we calculate spend from $500 to $4,000 per month, require face-to-face interaction that is consistent with the way the SMB has historically purchased offline media.

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

The ReachLocal Advantage

We have been a pioneer in addressing the needs of SMBs seeking local Internet advertising solutions and have focused solely on this market for more than nine years.

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

Client Relationships

Our IMCs establish a direct relationship with SMB clients. In 2012 and 2011, we generated 79% and 78%, respectively, of our revenue through our Direct Local channel. As new online advertising opportunities emerge, such as mobile, video and social media, we believe that having a direct client relationship will enable us to offer additional products and services to our clients. We are able to leverage both our sales force and the collective purchasing power of our SMB clients for the mutual benefit of our clients and third-party publishers. We provide publishers with no or a limited sales force access to SMB clients, which, in turn, enables us to offer our SMB clients advertising opportunities that they would not be able to obtain on their own. We believe that adding more publishers will attract additional advertisers which, in turn, will attract still more publishers.

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

Our Strategy

We believe that we are in the early stages of a large and long-term business opportunity presented by the shift of local marketing budgets from traditional media formats to digital media formats. Our strategy for pursuing this opportunity includes the following key components:

•
Continue to Expand the Reach of our IMC Sales Force. We intend to continue to increase the size of our traditional IMC sales force in selective territories, particularly internationally.  In addition, starting in 2012, we began testing an inside sales force to address second and third tier markets.  We believe that these markets, while smaller, still present significant opportunities for growth, and the use of an inside sales force enables us to pursue those smaller markets in a more cost effective fashion.  In 2013, we intend to roll-out our inside sales efforts more broadly in North America.

•
Expand Internationally. The local challenge is a global one, and we have found our product and distribution solutions to be well received in our international markets. Generally, our international IMCs are more productive than our domestic IMCs and we therefore intend to continue growing our international sales force and make other investments in service of those markets.

•
Increase IMC Productivity. We intend to continue to invest in our service delivery model and our sales approach to provide our IMCs with additional capacity and tools to manage and acquire more advertisers. For example, we are in the process of organizing our sales and service organization into verticals so that we can leverage greater subject matter expertise, we continue to explore different staffing approaches to enhance the IMC’s opportunity to  focus on new client acquisition, and we are deploying additional technology to make the selling process more efficient.

•
Expand Media Offerings. We have developed a platform that enables us more easily to connect our SMB advertisers to a broader array of online publishers and, in the future, to reach customers through new formats such as mobile and video. Our plan has been, and continues to be, to fulfill, track and optimize an SMB’s entire digital media plan, regardless of media property or format. In addition, in 2012 we launched our ReachRetargeting product, a display advertising solution that targets consumers who have searched for a client’s keywords and those who have visited a client’s website.

•
Develop Digital Marketing Software Solutions. Our current products target our clients’ needs to acquire customers through online media buying. We believe that there will be continued movement towards digital platforms in the other segments of an SMB’s marketing activities, such as marketing automation, lead conversion and customer relationship management. To address these and other needs, we plan to continue investing in the internal development or potential acquisition of products and services in these adjacent segments. For example, we recently announced the beta release of ReachConvert, a SaaS marketing automation solution designed to increase our client’s ability to track, respond to and convert leads.  ReachConvert is based on the technology we acquired in the acquisition of the assets of Real Practice in 2012.  We will continue to focus on expanding our relationship and utility to our clients through product innovation and new marketing solutions.

•
Develop New Products Supporting Local Transactions.  Our original focus was to solve the local marketing problem for SMBs by developing innovative solutions to help them generate leads from local consumers.  A natural extension of those efforts is to enable the consumers to digitally book and buy from the SMB. To that end, we are developing a new SaaS product, ReachCommerce, that enables local businesses to take their entire booking and buying process online. In addition to providing a better consumer experience, ReachCommerce also digitizes the merchant’s back-office operation, including scheduling, employee and fleet management, estimating, transaction processing, invoicing, and business intelligence and reporting. ReachCommerce is expected to be released in beta in North America in 2013. The product will initially be focused on merchants in the home services vertical.

•
Develop New Consumer Solution to Offer Local Services Online.  We recently began testing a new consumer service, ClubLocal through which we create a direct relationship with consumers and provide home-related services by engaging third-party suppliers who perform the agreed services on our behalf.  ClubLocal enables consumers to instantly book various home services via its website or mobile app. ClubLocal began testing in Dallas-Fort Worth in July 2012 and we are expecting to launch a second ClubLocal beta market in San Francisco in 2013.

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

•
ReachDisplay. Our ReachDisplay product is primarily focused on maximizing the exposure for an SMB that wants to broadcast a message to a specific target online audience. There are various ReachDisplay products that allow an SMB to target different demographic, vertical and behavioral customer segments. For general exposure in a specific geographic area, the ReachDisplay Awareness package provides the SMB with reach across a network of sites. For advertisers wishing to target by vertical or by specific customer behavior, we offer additional display packages. For example, the ReachDisplay Automotive package provides SMBs in the automotive vertical access to audiences visiting automotive sites as well as customers whose previous behavior indicates that they may be in the market to purchase a car. We offer more than 25 different display advertising products across a wide variety of publishing partners, including Yahoo!/Right Media, Google Display Network, Facebook and other display networks and demand-side platforms. Our ReachDisplay product was introduced in 2009 and we continue to add new publishers and options as display advertising on the Internet evolves.

•
ReachCast. ReachCast was introduced in 2010 and combines a proprietary technology platform with an expert service team to help SMBs build and optimize their Web presence for the purpose of driving online search discovery, powering reputation management, and managing social media marketing. As part of the ReachCast service, each SMB is partnered with an expert Web Presence Professional, or WPP, who works directly with the business to develop a strategy to meet their specific goals, starting with a consultation and initial setup of ReachCast and presence creation across Google, Facebook, Twitter and local directories. Then, in consultation with the business, the WPP regularly creates and publishes custom content, posts to social media sites, engages with fans and followers, and monitors online reputation.

•
ReachRetargeting. Our remarketing and search retargeting products allow us to target consumers who have previously visited a specific client’s website, either through a ReachSearch campaign or a ReachDisplay campaign, or who have previously searched for a client’s keywords. When the potential customer visits any other site within our remarketing network, we can remarket to the target customer on behalf of that SMB. Because many purchases from local merchants involve an extended research process, providing the SMB with the ability to stay in front of a potential customer who has expressed an initial interest can lead to sales that might not have resulted from a single advertising impression. Our remarketing product, ReachRetargeting, which we introduced in 2012, can be purchased on a standalone basis or can be bundled into the ReachSearch and ReachDisplay product lines.

•
ReachConvert.  ReachConvert is a SaaS product that helps businesses manage their leads and convert more of them into customers. ReachConvert notifies the business of new leads in real time via text message, email or the ReachLocal mobile app, so that the business can follow up within minutes. ReachConvert helps the business stay top of mind during the customer decision-making process by automatically sending new prospects targeted emails and sending alerts to the business’s staff reminding them to follow up on each lead. ReachConvert is currently in beta in North America.

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

Internet Marketing Consultants

Our IMCs generally sell our services directly to our SMB clients through an in-person, consultative sales process. Over time, an individual IMC can build a valuable relationship with his or her clients by delivering measurable results via the RL Platform. Our IMCs are trained to explain the benefits of a digitally focused marketing strategy to SMBs which are generally preoccupied with operating and managing their businesses. As an IMC develops a portfolio of SMB clients, the IMC is responsible for calling on and maintaining contact with each client, working with each client to evaluate the performance of its digital campaigns and discussing available options and opportunities to extend or expand each client’s digital spend strategy.  In addition, in 2012 we launched a beta inside sales force to address second and third tier markets.

Our IMCs are located in 60 markets in North America, Australia, the United Kingdom, Germany, the Netherlands, Japan and Brazil.

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

At December 31, 2012, we had 405 Underclassmen and 419 Upperclassmen. We have created a system to identify and develop our Underclassmen into Upperclassmen, key elements of which include:

•
Recruitment. We invest heavily in recruiting our sales force and have developed an in-house team of specialized recruiters. Typically, each month we hire 40–50 IMCs worldwide, with the hiring weighted towards the first 10 months of the year. IMC recruits are generally required to have at least three to five years of sales experience, preferably serving the SMB market. We generally seek experience selling online advertising and require that all IMC hires be technically proficient. Although many recruits come from traditional media companies where they have sold to the SMB market, we seek IMCs who understand the transformative power of the Internet and who have seen, first hand, the flow of advertising dollars online.

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

In addition, we sell and provide access to our RL Platform to select third-party agencies and resellers in customer segments where they have a sales force with established relationships with their SMB client base. We currently have over 620 agencies and resellers actively selling on our RL Platform. We have a team that is responsible for identifying potential agencies and resellers, training their sales forces to sell our products and services and supporting the relationships on an ongoing basis. In addition, in 2012, we entered into our first franchise relationship, in which a third party was given the exclusive right to exploit and resell certain ReachLocal products in selected Eastern European markets under the ReachLocal name.

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

With a combination of employees in each of our regional markets and, India, we have a dedicated team focused on the provisioning and review of campaigns before they are deployed. This team is responsible for reviewing the keywords that are automatically generated by the RL Platform, ensuring that the creative aspects of the campaign and editorial standards conform to best practices and overseeing the reverse proxy services for our clients. This team employs automated tools to increase the number of campaigns that can be provisioned per person, per day.

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

On an ongoing basis, we consider trademark registration for some of our product names, slogans and logos in the United States and in some foreign countries. ReachLocal, ReachCast and TotalTrack are registered U.S. trademarks. We have also registered ReachLocal, ReachCast and TotalTrack as trademarks in a number of international territories. Other trademarks we use are ReachSearch, ReachDisplay, ReachRetargeting, ReachConvert and ClubLocal.

We are the registrant of the Internet domain name for our websites as well as for our proxy services, in addition to the international extensions of those domains. The information on, or accessible through, our websites does not constitute part of, and is not incorporated into, this Annual Report.

Customers

We currently primarily sell to SMB advertisers, national brands, and agencies and resellers. No single advertiser, national brands, or agency or reseller represents more than 10% of our total consolidated revenue.  The customers of ClubLocal are the consumers to whom the services being offered.

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

•
New Competitors in New Markets. We have recently launched a new consumer service, ClubLocal, through which we create a direct relationship with consumer and provide home-related services by engaging third-party suppliers who perform the agreed services on our behalf. We are also developing and launching new SaaS products, such as ReachConvert and ReachCommerce, designed to provide SMBs tools to convert leads to customers, retain customers, and transact with customers. In each case, as we enter new markets we will encounter new competitors.

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

Employees

At December 31, 2012, we had approximately 1,900 employees worldwide. Approximately 20 of our employees in Brazil were subject to a collective bargaining agreement. None of our other employees is represented by a labor union. We believe that relations with our employees are good.

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

Risks Related to Our Business

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Our current business and future prospects are difficult to evaluate. We commenced operations in late 2004 in North America, and developed a strategy for taking advantage of what we believe is a shift of local marketing budgets from traditional media formats to digital media formats. Our strategy allowed us to grow rapidly.  However, our growth rate in North America has slowed and, as a result, our overall growth rate has also declined. In 2012, our North America revenues, which accounted for 72% of our 2012 revenues, grew by 13.2% versus 19.7% growth in 2011. We are expanding internationally and introducing new products to continue to grow our business, but we cannot assure you that our strategy will be successful and that our growth rate will not decline further. In particular, although our international IMCs are now considerably more productive than our North American IMCs, over time as those markets mature, international IMCs’ productivity may decline, putting further pressure on our growth rate and results of operations.

You must also consider our business and prospects in light of the risks and difficulties we encounter as a company in the rapidly evolving online marketing industry. These risks and difficulties include:

•
our limited number of product offerings and the difficulties and risks associated with developing and selling new product offerings, including, in particular, software-as-a-service and consumer products;

•	successfully entering new markets, domestically and internationally;

•	maintaining the effectiveness of our RL Platform, and adapting our technology to new market opportunities and challenges;

•	competition from existing and new competitors;

•	reaching and maintaining profitability;

•	continuing to attract new SMB clients, many of whom have not previously advertised online and may not understand the value to their businesses of our products and services; and

•	effectively managing continued growth in our sales force, personnel and operations.

Failing to successfully address these challenges or others could significantly harm our business, financial condition, results of operations and liquidity.

We have incurred significant operating losses in the past and may incur significant operating losses in the future.

As of December 31, 2012, we had an accumulated deficit of approximately $27.1 million, and we may incur net operating losses in the future. We expect our operating expenses to increase in the future as we expand our operations. Our business strategy contemplates hiring significant numbers of additional IMCs, both in new and existing markets, as well as making substantial investments in new and existing products, which will require significant expenditures. If our revenue does not grow to offset these increased expenses, we will not be profitable. We also expect that a variety of factors, including increased competition and the maturation of our business, may continue to cause our revenue growth rate to decline in the future, and we cannot assure you that our revenue will continue to grow or will not decline. As a result, you should not consider our historical revenue growth as indicative of our future performance. Furthermore, if our operating expenses exceed our expectations, our financial performance will be adversely affected.

We purchase most of our media from Google, and our business could be adversely affected if Google takes actions that are adverse to our interests or if we fail to meet advertiser or spend targets necessary for receiving rebates from Google. Similar actions from Yahoo!, Microsoft and other media providers could adversely affect our business, though to a lesser degree.

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

•
Editorial Control. Google closely monitors the experience of end-users, and from time-to-time,   its editorial personnel request that companies alter their services based on Google’s determination that aspects of such services could adversely affect the end-user experience. For example, each of our media products includes TotalTrack, a tracking service powered by our proprietary reverse proxy technology. If Google were to determine that the tracking URLs utilized by our TotalTrack service adversely affects the end-user’s experience, Google could require us to alter or suspend the way we implement our tracking solutions. Such a change would significantly decrease our ability to optimize our clients’ advertising campaigns and limit our ability to provide the level of campaign performance reporting that we currently provide to our clients.

•
Rebate/Incentive Risk. Google retains broad authority with respect to its rebate programs and has, from time to time, canceled rebate programs. For example, effective December 31, 2008, Google terminated a publisher rebate provided as part of its North American Authorized AdWords Reseller program, which was the primary reason that our cost of revenue as a percentage of revenue increased from 52.8% in 2008 to 54.5% in 2010. In the second quarter of 2011, we entered into reseller agreements with Google that, among other things, provide us with certain performance bonuses if certain advertiser and spend targets, including share of retail requirements, are met. If we fail to meet those targets, and do not qualify for the rebates, our operating results would be harmed. Our reseller agreements with Google are subject to broad mutual termination rights and termination of those agreements would negatively affect our cost of revenue.

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

The market in which we participate is intensely competitive, particularly in North America, and if we do not compete effectively, our operating results could be harmed.

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

•
Other SMB Marketing Providers. We also compete with technology companies providing online marketing platforms focused on the SMB market such as Angie’s List and Yelp, as well as newer market entrants, such as Groupon and LivingSocial, which are actively focused on new forms of online marketing solutions for SMBs and, in some cases, building significant direct sales forces. In addition, there are a number of smaller companies which provide internet marketing services and may be able to offer such services at highly competitive prices.

•
New Competitors in New Markets. We have recently launched a new consumer service, ClubLocal, through which we create a direct relationship with customers and provide home-related services by engaging third-party suppliers who perform the agreed services on our behalf. We are also developing and launching new software-as-a-service, or SaaS, products designed to provide SMBs tools to convert leads to customers, retain customers, and transact with customers. In each case, as we enter new markets we will encounter new competitors.

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

We invest in the development of new products and services with the expectation that we will be able to effectively offer them to our clients. We are developing, and may in the future develop or acquire, other products and services that address new segments of an SMB’s marketing activities. We are also developing new direct to consumer and SaaS products, which present different challenges from those we have faced in the past. Our future revenue depends in part on our ability to stay competitive with our product and service offerings. Our ability to develop and launch new products on our expected timelines, or at all, is subject to numerous risks and uncertainties, such as the difficulties of designing complex software products, achieving desired functionality and integrating the new products with our existing technology.

The sale of new or additional features, products and services, the value or utility of which may be different from our current products and services or less easily understood by our clients, may require increasingly sophisticated and costly sales efforts and increased operating expenses, as well as additional training of our IMCs and education for our SMB clients. New product launches require the investment of resources in advance of any revenue generation. If new products fail to achieve market acceptance, we may never realize a return on this investment. If these efforts are not successful, our business may suffer. Many SMBs have modest advertising budgets. Accordingly, we cannot assure you that our SMB clients will increase their aggregate spending as a result of the introduction of new products and services or that the successful introduction of new products or services will not adversely affect sales of our current products and services through cannibalization of our current products or disharmony created by consumer offerings that could be perceived as in competition with our current customers. Any such adverse impact on our current media products could also adversely affect our publisher rebates.

We may be unsuccessful in managing or growing our international operations, which could harm our business, operating results and financial condition.

We currently have international sales operations in Australia, the United Kingdom, Canada, Germany, the Netherlands Japan and Brazil, and campaign support services in India. Revenue from international operations outside North America accounted for 28.1% and 22.9% of total revenue for the years ended December 31, 2012 and 2011, respectively. Over the long term, we intend to expand our international operations to new markets and countries. We may incur losses or otherwise fail to enter new markets successfully.

Our ability to operate internationally involves various risks, including the need to invest significant resources, the possibility that returns on such investments will not be achieved in the near future and competitive environments with which we are unfamiliar. Our international operations may not prove to be successful in certain or any markets. In addition, we have incurred and expect to continue to incur significant expenses as we attempt to establish our presence in particular international markets. Our current and any future international expansion plans will require management attention and resources and may be unsuccessful. Furthermore, in many international markets, we would not be the first entrant, and greater competition may exist with stronger brand recognition than we have faced in our current markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and operating results to suffer.

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

Our ability to maintain or grow revenue and achieve profitability will depend, in part, on increasing the size of our direct sales force of IMCs. We divide our IMCs into two groups: Underclassmen, who are IMCs during their first 12 months of employment, and Upperclassmen, who are IMCs with more than 12 months of employment. Generally, Upperclassmen are more productive than Underclassmen and generate revenue in excess of direct and allocable costs, while Underclassmen do not. Accordingly, we rely on the success of our Upperclassmen to fund our investment in Underclassmen. As we attempt to achieve larger scale in our business, if our Upperclassmen are not as successful as we anticipate, or if our Underclassmen do not successfully develop into productive Upperclassmen, our ability to grow revenue will suffer, our costs may increase and we may not ever become profitable. We assume a certain level of attrition when we hire new Underclassmen. We base that assumption on our historical experience and future expectations, and our assumptions may prove wrong. If our IMC attrition is greater than anticipated, our business will be harmed. In addition, as more companies seek to capitalize on the shift to online media, competition for knowledgeable and qualified online media sales personnel will increase. Moreover, employees that we hire from our competitors have in the past, and may in the future, be subject to claims of breach of noncompetition and non-solicitation obligations owed to their former employers, which could impact our ability to attract and hire high-quality candidates and potentially subject us to litigation. If we are unable to effectively recruit, train and retain IMCs, we may not be able to grow our sales force, our revenue may suffer or our costs may increase.

One of our international growth strategies is to enter new international markets through franchise or reseller arrangements, and if one or more of these relationships is unsuccessful, it could negatively impact us.

In July 2012, the Company entered into a franchise agreement with OxataSMB B.V. permitting it to operate and resell our services under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. At the same time, we entered into a market development loan agreement with OxataSMB pursuant to which we agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) was immediately advanced. As we expand into other international markets, in addition to entering markets directly, we may enter through a franchisee or a reseller (as we have in New Zealand). The success of such strategy will depend on a number of factors, including whether our franchisees and resellers have the experience and financial resources to be effective operators and remain aligned with us on operating, promotional and capital-intensive initiatives, and the potential impact on us if they experience operational problems or project a brand image inconsistent with our values, particularly if our contractual and other rights and remedies are limited by local law or otherwise, or are costly to exercise. Difficulties of one or more of our international franchisee or reseller arrangements could result in losses stemming from related strategic investments, delay penetration into and/or negatively affect our brand in certain international markets, and distract management and absorb product development resources.

More consumers are using devices other than personal computers to access the Internet and accessing new platforms to make search queries. If we are unable to effectively reach consumers on the Internet on behalf of our customers, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile phones and tablets has increased dramatically in the past few years. Mobile search advertising is growing very rapidly and may offer lower conversion rates for our customers, which if not offset by lower costs, may make search engine marketing less attractive for our customers. In addition, the lower resolution, functionality, and memory associated with some alternative devices may alter consumers’ use of the Internet, including of search engines and other websites where we publish advertisements on behalf of customers. For example, search queries are increasingly being undertaken via “apps” tailored to particular devices or social media platforms, which could affect our ability to deliver advertising results to our clients if we are unable to effectively reach consumers via those apps.

Our new ClubLocal service represents our entry into a new market and, as such, subjects us to new risks.

We have recently launched a new consumer service, ClubLocal, through which we create a direct relationship with customers and provide home-related services by engaging third-party suppliers who perform the agreed services on our behalf. Expanding our ClubLocal service to new markets will require substantial financial resources and establishing the ClubLocal brand with consumers is likely to require a significant investment in marketing. These increased costs may negatively impact our operating results and, if ClubLocal is unsuccessful, our financial condition.

Our new ClubLocal service is different from our other products and services, which have primarily been digital advertising products. A component of our ClubLocal service is a software service used by our third-party suppliers to administer the services on our behalf. Any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our third-party suppliers’ businesses, which in turn would negatively affect our ability to offer the ClubLocal service. In addition, it is possible that the introduction of ClubLocal will be viewed as competitive by the purchasers of our marketing services, which could adversely affect sales of our media products and services.

ClubLocal may be subject to regulatory requirements and risks applicable to service professionals, which include management of licensing, permitting and quality of our third-party contractors. We have have sought to establish processes and procedures to manage risk and seek consumer satisfaction with the services provided by our third-party contractors. If we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business.

We may be liable to consumers for any damage we cause to their home or facility, belongings or property during the delivery of ClubLocal services, and we offer a ClubLocal Buyer Protection Plan guaranteeing ClubLocal services for up to $10,000. In addition, if a ClubLocal consumer is injured in connection with a ClubLocal service, we could be exposed to personal injury or product liability claims. Any such claims we face could result in significant refunds or payments to consumers, or could be expensive to defend and divert management’s attention. Also, any such claims and any adverse outcomes may subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of ClubLocal services and our other products.

We are introducing new SaaS products, which may not gain market acceptance or may not perform as we intend.

We are developing and launching new SaaS products designed to provide SMBs tools to convert leads to customers, retain customers, and transact with customers. The success of our new SaaS products is subject to numerous risks and uncertainties, such as the difficulties of designing complex software products, integrating the new SaaS products with our existing technology, training our IMCs to sell the new SaaS products, and gaining market acceptance. Because our SaaS products are complex and incorporate a variety of hardware and proprietary and third-party software, our SaaS products may have errors or defects that could result in unanticipated downtime for our customers and harm to our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our SaaS products and new errors in our SaaS products may be detected in the future. In addition, our customers may use our SaaS products in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. If we acquire new technology, we may encounter difficulty in incorporating the acquired technologies into our SaaS products. Since our customers may use our SaaS products for important aspects of their business, such as scheduling, pricing, invoicing, calculation of sales taxes and transaction processing, any errors, defects, disruptions in service or other performance problems could damage our customers’ businesses and result in financial losses, which would hurt our reputation. As a result, customers could elect to not renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us.

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

During 2012, we realigned the roles of some of our executive management team. Those changes may not prove effective or may be disruptive to our business and could adversely affect our business and results of operations.

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

Because we conduct a significant and growing portion of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. Our foreign operations are exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income (or loss). If the U.S. dollar strengthens against foreign currencies, however, the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income (or loss). As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 44% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively.

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

Our revenue and operating results could vary significantly from quarter-to-quarter and year-to-year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	unilateral actions taken by Google or other media providers;

•	seasonal variations in advertising budgets and media pricing;

•	seasonal variations in IMC hiring;

•	the rate at which SMBs migrate their advertising spending online;

•	the timing and stage of product and technology development;

•	our ability to develop, introduce and manage consumer-facing products;

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

Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, client demands and competitive pressures. In some circumstances, such as our recent acquisition of the assets of RealPractice, Inc., we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us. We may also inherit liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, intellectual property disputes, commercial disputes, tax liabilities and other known and unknown liabilities. In addition, we may borrow to complete an acquisition, which would increase our costs, or issue equity securities, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. Historically, we have primarily grown organically, rather than through acquisitions. As a result, we have somewhat limited experience in identifying and executing acquisition opportunities. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results.

We make strategic investments from time to time and if they are unsuccessful, it could harm our financial condition.

We have made strategic investments in the past, such as the market development loan to OxataSMB, a franchisee, and may make additional similar or different strategic investments in the future. Such investments may not prove profitable or successful for us and may result in the partial or total loss of our invested capital. In addition, strategic investments, such as with OxataSMB, may involve future commitments to provide further capital and we cannot assure you any such further investments will be desirable if, and when made, or will prove profitable over the long term.

We may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances. If capital is not available to us, our business, operating results and financial condition may be harmed.

We may require additional capital to operate or expand our business. In addition, some of our product development initiatives may require substantial additional capital resources before they begin to generate material revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to service our existing clients or acquire new clients, which could have an adverse effect on our business, operating results and financial condition.

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

We are subject to a number of risks related to credit card payments we accept. If we fail to be in compliance with applicable credit card rules and regulations, we may incur additional fees, fines and ultimately, the revocation of the right to use the credit card company, which would have a material adverse effect on our business, financial condition or results of operations.

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

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We are exposed to the risk of fraudulent clicks or actions on our third-party publishers’ websites. We may lose clients, or in the future, we may have to refund revenue that our clients have paid to us and that was later attributed to, or suspected to be caused by, click-through fraud. Click-through fraud occurs when an individual clicks on an ad displayed on a website or an automated system is used to create such clicks with little to no intent of viewing the underlying content. If fraudulent clicks are not detected, the affected clients may become dissatisfied with our campaigns, which in turn may lead to loss of clients and the related revenue.

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

Shares of our common stock were sold in our initial public offering in May 19, 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $28.39 and as low as $6.05. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

As of December 31, 2012, approximately 69% of our common stock is held by our directors, officers and entities affiliated with our directors, including approximately 45% beneficially owned by VantagePoint Capital Partners and approximately 10% beneficially owned by Rho Ventures. In addition, these percentages may increase as we repurchase shares of our common stock pursuant to our $47 million share repurchase program, of which approximately $30 million was available for repurchase as of March 4, 2013 (see Part II, Item 5, “Common Stock Repurchases”). Such shares have not been subject to lock-up agreements since November 2010. VantagePoint and Rho Ventures were our two primary venture capital investors and have owned their shares for a considerable length of time. If VantagePoint or Rho Ventures decides to exit its investments in us, it could negatively impact the price of our common stock. During August and November of 2012, Rho Ventures sold an aggregate of 575,000 shares.

 A number of members of our management team have adopted 10(b)5-1 trading plans covering approximately 1 million shares of common stock as of December 31, 2012. In addition, insiders may seek to sell shares without the adoption of trading plans. If there are substantial sales of our common stock in the public market, the trading price of our common stock could decline significantly. In addition, as of December 31, 2012, approximately 7.1 million shares subject to outstanding options under our 2004 Stock Plan and our Amended and Restated 2008 Stock Incentive Plan, are eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

Our management generally has broad discretion to use the net proceeds from our initial public offering, and our stockholders will be relying on the judgment of our management regarding the application of these proceeds. We have used and will continue to use the net proceeds for the acquisition of businesses, solutions and technologies that we believe are complementary to our own. If we do not invest or apply the net proceeds from the offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Investment funds managed by VantagePoint Capital Partners own a substantial amount of our stock and have significant influence over our business. In the aggregate, insiders own a majority of our outstanding stock.

As of December 31, 2012, VantagePoint Capital Partners, one of our early venture capital investors, beneficially owned approximately 45% of our outstanding common stock. As a result, VantagePoint has significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors. VantagePoint’s significant ownership also could affect the market price of our common stock by, for example, delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us. Alan Salzman, the Chief Executive Officer of Vantage Point, serves as a member of our board of directors.

As of December 31, 2012, our current directors and executive officers as a group beneficially own approximately 69% of our outstanding common stock (including all shares issuable with respect to options held by such holders).

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

•
the requirement for the affirmative vote of holders of at least 662/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our certificate of incorporation relating to the issuance of preferred stock and management of our business or our bylaws, which may inhibit the ability of an acquiror from amending our certificate of incorporation or bylaws to facilitate a hostile acquisition;

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

 Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate. We lease 38,592 square-feet for our corporate office in Woodland Hills, California, and 66,785 square-feet for our corporate and sales offices in Plano, Texas. We also have over 60 leases for sales offices, support facilities and data centers in other locations in North America and overseas.

Item 3. Legal Proceedings.

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no litigation pending that is likely to have a material adverse effect on our results of operations and financial condition.

 Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on The Nasdaq Global Select Market since May 20, 2010 under the symbol “RLOC.” The following table sets forth the high and low sales prices for our common stock as reported by The Nasdaq Global Select Market for the period indicated.

	2011		2012
	High	Low	High	Low
First quarter	$28.39	$16.54	$9.85	$6.05
Second quarter	$26.00	$15.57	$11.75	$6.25
Third quarter	$21.73	$10.49	$13.98	$9.71
Fourth quarter	$11.10	$6.08	$13.76	$9.99

As of March 5, 2013, we had approximately 41 stockholders of record of our common stock. We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

The following graph compares, for the period from May 20, 2010 through December 31, 2012, the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the RDG Internet Composite Index. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the RDG Internet Composite Index, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance:

	5/20/10	6/10	12/10	6/11	12/11	6/12	12/12

ReachLocal Inc.	100.00	86.58	132.91	139.05	41.26	73.43	86.18
NASDAQ Composite	100.00	88.68	112.50	118.15	114.02	126.61	128.07
RDG Internet Composite	100.00	85.01	108.60	109.62	112.32	134.77	133.48

Recent Sales of Unregistered Securities

On February 22, 2010, we agreed to issue up to 364,632 shares of common stock as partial deferred consideration for the acquisition of SMB:LIVE Corporation, and on February 22, 2011, August 22, 2011, and February 22, 2012, we issued 90,062, 93,346 and 181,224, respectively, of such shares of our common stock.

On February 8, 2011, we agreed to issue up to 21,297 shares of common stock as partial deferred consideration for the acquisition of DealOn, LLC, and on February 8, 2012 and August 8, 2012, we issued 10,649 and 5,324, respectively, of such shares of our common stock.

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

As a result of the offering, we received net proceeds of approximately $42.0 million, after deducting underwriting discounts and commissions of approximately $3.6 million and offering expenses payable by us of approximately $5.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers or their associates or to persons owning ten percent or more of our common stock or to any other affiliates. The net offering proceeds have been invested into cash and money market accounts and have been used to make acquisitions, fund product development and expand internationally.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Common Stock Repurchases

On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock.  On December 13, 2012, we announced that our Board of Directors increased our share repurchase program by $6.0 million, to a total authorization of $26.0 million, and on March 4, 2013, we announced that our Board of Directors increased the total authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At December 31, 2012, we had executed repurchases of $17.4 million of our common stock under the program. From January 1, 2013 to March 5, 2013, we executed repurchases of an additional $1.5 million of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Common stock repurchases during the quarter ended December 31, 2012 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under a Publicly Announced Program
October 2012	110,918	$12.23	110,918	$6,777,274
November 2012	218,344	$11.52	218,344	$4,254,412
December 2012	150,483	$11.17	150,483	$8,568,956

Item 6. Selected Financial Data.

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this report. In addition, as a result of the winding down of the operations of Bizzy, the local recommendation engine we developed, we have reclassified and presented all Bizzy related historical financial information as “discontinued operations” in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$455,354	$375,241	$291,689	$203,117	$146,687
Cost of revenue (1)	227,336	190,559	159,018	112,218	77,496
Operating expenses:
Selling and marketing (1)	167,424	139,929	108,529	76,089	61,054
Product and technology (1)	19,776	15,602	9,957	4,657	2,938
General and administrative (1)	40,471	33,470	23,880	15,731	12,128
Total operating expenses	227,671	189,001	142,366	96,477	76,120
Income (loss) from operations	347	(4,319)	(9,695)	(5,578)	(6,929)
Gain on acquisition of ReachLocal Australia	—	—	—	16,223	—
Equity in losses of ReachLocal Australia	—	—	—	—	(813)
Other income (expense), net	575	928	601	(7)	889

Income (loss) before provision (benefit) for income taxes	922	(3,391)	(9,094)	10,638	(6,853)
Provision (benefit) for income taxes	1,154	735	(540)	217	145
Income (loss) from continuing operations, net of income taxes	(232)	(4,126)	(8,554)	10,421	(6,998)
Loss from discontinued operations, net of income taxes	—	(6,215)	(2,844)	(601)	—
Net income (loss)	(232)	(10,341)	(11,398)	9,820	(6,998)
Undistributed income attributable to preferred stockholders	—	—	—	8,638	—
Net income (loss) available to common stockholders	$(232)	$(10,341)	$(11,398)	$1,182	$(6,998)

Income (loss) per share from continuing operations, basic	$(0.01)	$(0.14)	$(0.43)	$0.28	$(1.23)
Loss per share from discontinued operations, basic	—	(0.21)	(0.14)	(0.10)	—
Net income (loss) per share, basic (2)	$(0.01)	$(0.36)	$(0.57)	$0.19	$(1.23)

Income (loss) per share from continuing operations, diluted	$(0.01)	$(0.14)	$(0.43)	$0.23	$(1.23)
Loss per share from discontinued operations, diluted	—	(0.21)	(0.14)	(0.07)	—
Net income (loss) per share, diluted (2)	$(0.01)	$(0.36)	$(0.57)	$0.15	$(1.23)

Weighted average common shares used in the computation of net income (loss) per share:
Basic	28,348	28,974	19,867	6,283	5,667
Diluted	28,348	28,974	19,867	7,901	5,667

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in the above line items (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Stock-based compensation:
Cost of revenue	$297	$200	$244	$86	$34
Selling and marketing	1,742	1,402	1,202	566	338
Product and technology	1,204	1,387	1,104	117	73
General and administrative	6,261	5,549	3,374	2,347	1,366
	$9,504	$8,538	$5,924	$3,116	$1,811

	Year Ended December 31,
	2012	2011	2010	2009	2008
Depreciation and amortization:
Cost of revenue	$706	$645	$364	$261	$186
Selling and marketing	2,436	1,443	1,038	889	596
Product and technology	9,056	6,764	3,822	1,741	916
General and administrative	1,554	1,422	1,078	430	154
	$13,752	$10,274	$6,302	$3,321	$1,852

	December 31,
	2012	2011	2010	2009	2008
(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$95,485	$85,169	$88,114	$43,416	$39,127
Working capital	$10,341	$17,524	$27,082	$(6,606)	$15,256
Total assets	$185,696	$166,437	$151,399	$97,761	$51,124
Total liabilities	$103,810	$84,150	$69,383	$55,643	$28,610
Total stockholders’ equity	$81,886	$82,287	$82,016	$42,118	$22,514

	Year Ended December 31,
	2012	2011	2010	2009	2008
(in thousands)
Other Financial Data:
Net cash provided by operating activities	$42,359	$18,989	$17,675	$14,308	$12,062
Capital expenditures (3)	$16,336	$12,441	$8,526	$4,613	$5,152
Non-GAAP Financial Measures:
Adjusted EBITDA (4)	$23,635	$15,915	$3,133	$1,920	$(3,266)
Underclassmen Expense (5)	$45,250	$44,488	$36,073	$26,824	$27,886

	December 31,
	2012	2011	2010	2009	2008
Other Operational Data:
Number of IMCs:
Upperclassmen	419	372	286	235	80
Underclassmen	405	424	379	280	337
Total	824	796	665	515	417
Active Advertisers (6)	22,000	19,100	16,900	14,700	11,600
Active Campaigns (7)	32,500	27,500	22,700	18,600	13,500

(2)	See Note 2 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net income per share of common stock.
(3)
Represents purchases of property and equipment and the amount of software development costs capitalized, in aggregate, excluding stock-based compensation and the acquisition of ReachLocal Australia in September 2009, and excluding capital expenditures related to the discontinued operations of Bizzy.

(4)
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for our definition of Adjusted EBITDA, why we present it and for a reconciliation of our Adjusted EBITDA to loss from operations for the years ended December 31, 2012, 2011 and 2010.

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

Overview

Our mission is to help small and medium-sized businesses, or SMBs, acquire, transact with, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including ReachSearch™ (search engine marketing), ReachCast™ (Web presence), ReachDisplay™ (display advertising),  ReachRetargeting™ (display retargeting), online marketing analytics, and other related products and solutions, each targeted to the SMB market. In 2013, we expect to expand our product suite to include ReachSite (website solution) and two software-as-a-service, or SaaS, products ReachConvert (marketing automation and lead conversion) and ReachCommerce (supporting online booking, transaction and back office processes).  We deliver these solutions to SMBs through a combination of our proprietary platform, the RL Platform, and our direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies, resellers and a franchisee.

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

We generate revenue by providing online advertising solutions for our clients through our portfolio of online marketing and advertising solutions. We sell ReachSearch, ReachDisplay and ReachRetargeting based on a package pricing model in which our clients commit to a fixed fee that includes the media; the optimization, reporting and tracking technologies of the RL Platform; and the personnel dedicated to support and manage their campaigns. We also generate revenue from digital marketing solutions for our clients that do not include the purchase of third-party media, including ReachCast, TotalTrack and TotalLiveChat. Generally, our products are sold to our clients in a single budget to simplify the purchasing process.

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

 In 2006, we entered our first market outside of North America through a joint venture in Australia, and in 2009, we acquired the remaining interest in the joint venture. We entered the United Kingdom and Canada in 2008, Germany and the Netherlands in 2011, and Japan and Brazil in 2012. We also serve clients in New Zealand, Slovakia, Poland and Czech Republic through our resellers, including a franchisee. In 2010, we commenced campaign management and provisioning operations in India.

 Business Model

Our Direct Local channel represents the majority of our revenue. As a percentage of revenue, Direct Local revenue has increased to 79% for the year ended December 31, 2012, from 78% for the year ended December 31, 2011. Growth in Direct Local revenue is largely attributable to an increase in the number of Upperclassmen and the productivity of Upperclassmen driven by their increased tenure. Also contributing to the increase was growth in the number of international IMCs who, on average, are more productive than our IMCs in North America.

Typically, each month we hire 40-50 IMCs worldwide, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen. With each new class of Underclassmen, we track how they are performing relative to a standard level of revenue growth and other performance metrics for each month after their training. Understanding the performance of past and current Underclassmen allows us to adjust our investment in additional Underclassmen in the event we detect significant changes in their productivity.

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

•
Macroeconomic and Business Conditions. Macroeconomic conditions directly impact the amount of money SMBs allocate to market their business. Commencing in mid-2008, IMC productivity was significantly impacted by the economic recession as some of our SMB clients were forced to close or temporarily suspend their operations, while others curtailed their marketing expenditures in light of a contraction in consumer spending. From the end of 2009 through 2012, our IMC productivity remained higher than those levels experienced at the end of 2008. However, we believe the economic conditions remain challenging, particularly in North America. In addition, our IMCs’ productivity is affected by the amount of competition and online advertising consumption by SMBs. For example, our international IMCs have on average been more productive, which we attribute to lower levels of competition and online advertising consumption by SMBs in those markets.

•
Number of Products. We believe that expanding our comprehensive suite of online marketing and reporting products and services will allow us to generate more revenue from each SMB relationship. Prior to 2009, we primarily offered a single product, ReachSearch. Since then, we launched our ReachDisplay and remarketing products in 2009, our TotalLiveChat and ReachCast products in 2010, our search retargeting and international ReachCast products in 2011, and our ReachRetargeting product in 2012.

•
IMC Capacity. We continually endeavor to enhance the productivity of our IMCs. Our business model therefore contemplates additional investments in technology and support personnel to assist our IMCs in managing and maintaining existing clients in order to increase their capacity to acquire new clients. For example, we are in the process of organizing our sales and service organization into verticals so that we can leverage greater subject matter expertise, we continue to explore different staffing approaches to enhance the IMC’s opportunity to  focus on new client acquisition, and we are deploying additional technology to make the selling process more efficient.

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

The chart below presents the percentage of total revenues represented by our trial period, first-year post-trial, and long-term clients for the years ended December 31, 2010 to 2012.

Operating Metrics

We regularly review a number of other financial and operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies. The following table shows certain key operating metrics for the three years ended December 31, 2012, 2011 and 2010.

	December 31,
	2012	2011	2010
Number of IMCs (at period end):
Upperclassmen	419	372	286
Underclassmen	405	424	379
Total	824	796	665

Underclassmen Expense for the year ended (in thousands) (1)	$45,250	$44,488	$36,073

Active Advertisers (at period end) (2)	22,000	19,100	16,900

Active Campaigns (at period end) (3)	32,500	27,500	22,700

(1)	See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for our definition of Underclassmen Expense.
(2)	See Part II, Item 6, “Selected Financial Data” for our definition of Active Advertisers.
(3)	See Part II, Item 6, “Selected Financial Data” for our definition of Active Campaigns.

Number of IMCs

Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth. Typically, each month, we hire 40-50 IMCs worldwide, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen. In particular, our revenue growth is driven by the increase in the number of our Upperclassmen, who are significantly more productive than our Underclassmen. As such, we believe that our ability to grow our business is highly dependent on our ability to grow the number of our Upperclassmen. Beyond our hiring practices, which determine the number of IMCs to be hired as well as the rate at which we hire them, the increase in the number of Upperclassmen depends primarily on the productivity of Underclassmen, as the majority of Underclassmen attrition has been involuntary and is based on performance relative to a standard level of revenue growth and other performance metrics determined by us. We do not expect all Underclassmen to become Upperclassmen, and our investment decisions anticipate the cost of attrition. Our revenue growth is also driven by the increase in the number of our international IMCs as our international IMCs are on average more productive than our IMCs in North America, which we attribute to lower levels of competition and lower existing online advertising consumption by SMBs in those markets. Total IMCs in 2012 increased as compared to the preceding year due to the increase in the number of Underclassmen becoming Upperclassmen.  The number of Underclassmen at the end of 2012 was slightly lower than at the end of 2011 due to slightly lower IMC hiring rates in 2012.  During 2012, our strategy regarding hiring and maturation of IMCs was to maintain a more constant level of IMC hiring globally—as opposed to prior years when we sought to increase our number of Underclassmen more substantially—while shifting the hiring to our newer international markets and focusing on improving Upperclassmen productivity in our more established markets.

Underclassmen Expense

Underclassmen do not, in the aggregate, make a positive contribution to operating income. Our largest operating expenses include the hiring, training and retention of Underclassmen in support of our goal of developing more Upperclassmen.

Underclassmen Expense is a number we calculate to approximate our investment in Underclassmen and is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions and other variable compensation), training and sales organization expenses, including depreciation, allocated based on relative headcount and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximate investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by management, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.

We determine the amount to invest in Underclassmen based on our objectives for development of the business and the key factors affecting IMC productivity described above. The increase in Underclassmen Expense in 2012 as compared to the preceding year was primarily attributable to our international expansion, partially offset by a reduced investment in North America. Underclassmen expense slightly increased as compared to the preceding year due to increased hiring in our international markets, though the increase was offset by a reduced investment in Underclassmen recruitment in North America.  The increase in Underclassmen Expense from 2011 to 2012 was lower than the increase from 2010 to 2011 as a result of our strategy to maintain a more constant level of IMC hiring globally—as opposed to prior years when we sought to increase Underclassmen hiring more substantially—while shifting the hiring to our newer international markets and focusing on improving Upperclassmen productivity in our more established markets.

Active Advertisers and Active Campaigns

We track the number of Active Advertisers and Active Campaigns to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization and other personnel and resources. Active Advertisers and Active Campaigns increased in 2012 due to an increase in the number of Upperclassmen and the productivity of Upperclassmen driven by their increased tenure, and an increase in the number of products available for our IMCs to sell.

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

Sources of Revenue

We derive our revenue principally from the provision and sale of online advertising to our clients. Revenue includes (i) the sale of our ReachSearch, ReachDisplay, ReachRetargeting and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, optimization, reporting and tracking technologies of the RL Platform, and the personnel dedicated to support and manage their campaigns; (ii) the sale of our ReachCast, TotalTrack, TotalLiveChat, and other products and services; and (iii) set-up, management and service fees associated with these products and other services. We distribute our products and services directly through our sales force of IMCs, who are focused on serving SMBs in their local markets through an in-person, consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to SMBs ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

           We typically enter into multi-month agreements for the delivery of our ReachSearch, ReachDisplay, ReachRetargeting and ReachCast products. Under our agreements, our SMB clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Generally, when at least 85% of requisite purchases and other services have occurred and an additional campaign cycle remains under the agreement, we make an additional billing or automatic collection for the next campaign cycle.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.8 million and $3.3 million of accounts receivables related to our National Brands, Agencies and Resellers at December 31, 2012 and 2011, respectively.

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized. From time to time, publishers offer the Company rebates based upon various factors and operating rules, including the amount of media purchased. We record these rebates in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher, or as an other receivable, as appropriate. Cost of revenue also includes third-party telephone and information services costs, data center and third-party hosting costs, credit card processing fees, third-party content and other direct costs. Cost of revenue also includes the cost of service providers related to our ClubLocal service.

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

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of personnel and related expenses for our selling and marketing staff, including salaries and wages, commissions and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for IMCs, sales management and other employees in the sales organization is based on commissions and other variable compensation. In addition, the cost of agency commissions is included in selling and marketing expenses.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue recognition

•	Software development costs

•	Goodwill

•	Long-lived and intangible assets

•	Stock-based compensation

•	Variable interest entities

•	Income taxes

Revenue Recognition

We recognize revenue for our services when all of the following criteria are satisfied:

•	persuasive evidence of an arrangement exists;

•	services have been performed;

•	the selling price is fixed or determinable; and

•	collectability is reasonably assured.

We recognize revenue as the cost for the third-party media is incurred, which is upon delivery of the advertising on behalf of our clients. We recognize revenue for our ReachSearch product as clicks are recorded on sponsored links on the various search engines and for our ReachDisplay and ReachRetargeting product when the display advertisements record impressions or as otherwise provided in our agreement with the applicable publisher. We recognize revenue for our ReachCast product on a straight line basis over the applicable service period for each campaign. We recognize revenue when we charge set-up, management service or other fees on a straight line basis over the term of the related campaign contract or the completion of any obligation for services, if shorter. When we receive advance payments from clients, we record these amounts as deferred revenue until the revenue is recognized. When we extend credit, we record a receivable when the revenue is recognized.

When we sell through agencies, we either receive payment in advance of services or in some cases extend credit. We pay each agency an agreed-upon commission based on the revenue we earn or cash we receive. Some agency clients that have been extended credit may offset the amount otherwise due to us by any commissions they have earned. We evaluate whether it is appropriate to record the gross amount of campaign revenue or the net amount earned after commissions. As we are the primary party obligated in the arrangement, subject to the credit risk, with discretion over both price and media, we recognize the gross amount of such sales as revenue and any commissions are recognized as a selling and marketing expense.

We also have a small number of resellers, including a franchisee. Resellers integrate our services, including ReachSearch, ReachDisplay and TotalTrack, into their product offerings. In most cases, the resellers integrate with our RL Platform through a custom Application Programming Interface (API). Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay us in arrears, net of commissions and other adjustments. We recognize revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as we believe that the reseller has retained sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

We have recently launched a new consumer service, ClubLocal, through which we create a direct relationship with consumers and provide home-related services by engaging third-party suppliers who perform the agreed services on our behalf . Revenue is recognized when services have been provided. As we are the primary obligor under the arrangements, have discretion in supplier selection, have latitude in establishing prices, and bear the credit risk, we recognize the gross amount of sales as revenue and the cost of the service provided is recorded as cost of revenue.

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

We account for sales and similar taxes imposed on our services on a net basis in the consolidated statements of operations.

Software Development Costs

We capitalize costs to develop software when we have determined that the development efforts will result in new or additional functionality or new products. Costs capitalized as internal use software are amortized on a straight-line basis over the estimated three-year useful life. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and are recorded along with amortization of capitalized software development costs as product and technology expenses within the accompanying consolidated statements of operations. We monitor our existing capitalized software and reduce its carrying value as the result of releases that render previous features or functions obsolete or otherwise reduce the value of previously capitalized costs.

Goodwill

We have total goodwill of $42.1 million as of December 31, 2012 and $41.8 million as of December 31, 2011 related to our acquired businesses. We operate in one reportable segment, in accordance with ASC 280, Segment Reporting, and have identified two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by each segment’s management. North America’s assigned goodwill was $9.7 million as of December 31, 2012 and $9.4 million as of December 31, 2011.  Australia’s assigned goodwill was $32.4 million as of December 31, 2012 and 2011.  We review the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. We perform our annual assessment of goodwill impairment as of the first day of each fourth quarter.

For the year ended December 31, 2012, we followed the amended guidance for assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in accordance with ASC 350-20, Intangibles – Goodwill and Other. Entities are provided with the option of first performing a qualitative assessment on any of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test is necessary. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective carrying amounts, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We estimate fair value utilizing the projected discounted cash flow method and discount rate determined by management to commensurate the risk inherent in our business model.

We performed our annual assessment of goodwill impairment as of the first day of the fourth quarter of 2012 and 2011, and determined that it was more likely than not that there was no impairment of goodwill. Accordingly, no impairment of goodwill was recorded as of December 31, 2012 and 2011.

Long-Lived and Intangible Assets

We report finite-lived, acquisition-related intangible assets at fair value, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of one or three years. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined.

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

In connection with our entrance into a franchise agreement with OxataSMB on July 6, 2012, we entered into a market development loan agreement with OxataSMB pursuant to which the Company agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) has been advanced. We have determined that OxataSMB is considered a VIE, but that we are not the primary beneficiary of OxataSMB and, therefore, we did not consolidate the results of OxataSMB.

Deferred Consideration

  Deferred purchase consideration that is fixed and determinable and expected to be settled in cash is accrued as a liability as of the date of the respective acquisition. Deferred purchase consideration that is fixed and determinable and expected to be settled in common stock is recorded as an increase to additional paid-in capital as of the date of acquisition. Deferred stock-based compensation issued to employees in connection with acquisitions is measured at fair value on the date of grant/acquisition and recognized over the vesting period of the instruments in accordance with our Stock-Based Compensation policy.

Common Stock Repurchase and Retirement

Common stock repurchased is retired and the excess of the cost over the par value of the common shares repurchased is charged to additional paid-in capital.

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

For the periods presented, income tax expense represents income taxes imposed by state, foreign and local tax jurisdictions applicable to our activities. We are otherwise generating net operating losses in the various tax jurisdictions in which we operate. We believe that it is likely that taxes imposed by state, local and foreign jurisdictions will increase in magnitude, particularly to the extent we become profitable in certain foreign jurisdictions before the time we obtain profitability on a consolidated basis.

Due to a history of losses, we have provided a valuation allowance against our deferred tax assets as more fully described in Note 12 of the consolidated financial statements. The ability to utilize these losses, any future losses and any other tax credits or attributes may be restricted or eliminated by changes in our ownership, including potentially as a result of our public offering, changes in legislation and other rules affecting the ability to offset future taxable income with losses from prior periods. Future determinations on the need for a valuation allowance on our net deferred tax assets will be made on a quarterly basis, and our assessment at December 31, 2012 reflects a continued need for a valuation allowance.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries in the amount of $1.1 million that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

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

 Results of Operations

Comparison of the Years Ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
(in thousands, except per share data)
Revenue	$455,354	$375,241	$291,689
Cost of revenue (1)	227,336	190,559	159,018
Operating expenses:
Selling and marketing (1)	167,424	139,929	108,529
Product and technology (1)	19,776	15,602	9,957
General and administrative (1)	40,471	33,470	23,880
Total operating expenses	227,671	189,001	142,366
Income (loss) from operations	347	(4,319)	(9,695)
Other income, net	575	928	601
Income (loss) before provision for (benefit from) income taxes	922	(3,391)	(9,094)
Provision for (benefit from) income taxes	1,154	735	(540)
Loss from continuing operations, net of income taxes	(232)	(4,126)	(8,554)
Loss from discontinued operations, net of income taxes	—	(6,215)	(2,844)
Net loss	$(232)	$(10,341)	$(11,398)

Net loss:
Loss from continuing operations, net of income taxes	$(232)	$(4,126)	$(8,554)
Loss from discontinued operations, net of income taxes	—	(6,215)	(2,844)
Net loss	$(232)	$(10,341)	$(11,398)

Net loss per share, basic and diluted:
Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.14)	$(0.43)
Loss per share from discontinued operations, basic and diluted	—	(0.21)	(0.14)
Net loss per share, basic and diluted	$(0.01)	$(0.36)	$(0.57)

Weighted average common shares used in the computation of net income (loss) per share:
Basic	28,348	28,974	19,867
Diluted	28,348	28,974	19,867

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in the above line-items (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation:
Cost of revenue	$297	$200	$244
Selling and marketing	1,742	1,402	1,202
Product and technology	1,204	1,387	1,104
General and administrative	6,261	5,549	3,374
	$9,504	$8,538	$5,924

Depreciation and amortization:
Cost of revenue	$706	$645	$364
Selling and marketing	2,436	1,443	1,038
Product and technology	9,056	6,764	3,822
General and administrative	1,554	1,422	1,078
	$13,752	$10,274	$6,302

Revenue

	Year Ended December 31,
	2012	2011	2010	2012-2011 % Change	2011-2010 % Change
(in thousands)
Direct Local	$359,505	$291,444	$217,846	23.4%	33.8%
National Brands, Agencies and Resellers	95,849	83,797	73,843	14.4%	13.5%
Total revenue	$455,354	$375,241	$291,689	21.3%	28.6%

	December 31,
	2012	2011	2010
(in thousands)
Number of IMCs:
Upperclassmen	419	372	286	12.6%	30.1%
Underclassmen	405	424	379	(4.0)%	11.9%
Total	824	796	665	3.8%	19.7%
Active Advertisers	22,000	19,100	16,900	15.2%	13.0%
Active Campaigns	32,500	27,500	22,700	18.2%	21.1%

The increase in Direct Local revenue of $68.1 million in 2012 compared to 2011 was largely attributable to an increase in the number of Upperclassmen and the productivity of Upperclassmen driven by their increased tenure. Also contributing to the increase was growth in the number of international IMCs who, on average, are more productive than our IMCs in North America, which we attribute to lower levels of competition and growing online advertising demand by SMBs in those markets. Total IMCs in 2012 increased as compared to the preceding year due to the increase in the number of Underclassmen becoming Upperclassmen. The number of Underclassmen at the end of 2012 was slightly lower than at the end of 2011 due to slightly lower IMC hiring rates in 2012. During 2012, our strategy regarding hiring and maturation of IMCs was to maintain a more constant level of IMC hiring globally—as opposed to prior years when we sought to increase Underclassmen more substantially—while shifting the hiring to our newer international markets and focusing on improving Upperclassmen productivity in our more established markets. While we maintain flexibility in our IMC hiring strategy based on macroeconomic and market conditions, we anticipate that we will pursue a level of Underclassmen hires similar to 2012, while focusing on Upperclassmen productivity improvements in the near-term.

The increase in National Brands, Agencies and Resellers revenue of $12.1 million in 2012 compared to 2011 was due to an increase in revenue from our domestic and international National Brands clients of $5.6 million, and an increase in revenue of $6.4 million from our domestic and international Agencies and Resellers. These increases were primarily driven by increases in expenditures by existing National Brands clients and existing Agencies and Resellers, as well as an increase in the number of Agencies and Resellers.

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

Cost of Revenue

	Year Ended December 31,					Year Ended December 31,
	2012	2011	2010	2012-2011 % Change	2011-2010 % Change	2012	2011	2010
(in thousands)						(as a percentage of revenue)
Cost of revenue	$227,336	$190,559	$159,018	19.3%	19.8%	50.0%	50.8%	54.5%

The decrease in our cost of revenue as a percentage of revenue in 2012 compared to 2011 was primarily due to an increase in publisher rebates, partially offset by the change in our geographic, product and service mix. As we enter new markets, the initial sales focus is on our ReachSearch product, which affects our product and service mix and has a higher cost of revenue than our other products.  Publisher rebates as a percentage of revenue increased to 4.6% of revenue in 2012 from 3.2% in 2011.

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

Operating Expenses

Over the past several years, we have significantly increased the scope of our operations. We intend to continue to increase our sales force, product offerings and the infrastructure to support them. In growing our business, particularly in international markets, and in developing new products and solutions, we are incurring expenses to support our long-term growth plans, acknowledging that these investments may put pressure on near-term periodic operating results and increase our operating expenses as a percentage of revenue.

Selling and Marketing

	Year Ended December 31,					Year Ended December 31,
	2012	2011	2010	2012-2011 % Change	2011-2010 % Change	2012	2011	2010
(in thousands)						(as a percentage of revenue)
Salaries, benefits and other costs	$118,458	$98,784	$74,195	20.0%	33.1%	26.0%	26.3%	25.4%
Commission expense	48,966	41,145	34,334	19.0%	19.8%	10.8	11.0	11.8

Total selling and marketing	$167,424	$139,929	$108,529	19.7%	28.9%	36.8%	37.3%	37.2%

Underclassmen Expense included above, excluding commissions	$45,250	$44,488	$36,073	1.7%	23.3%

The increase in selling and marketing salaries, benefits and other costs in absolute dollars in 2012 compared to 2011 was primarily due to an increase in our IMC headcount and related recruiting, training and facilities costs, as well as increased advertising costs, including for ClubLocal.  The slight decrease in these costs as a percentage of revenue was primarily due to increased productivity and operational scale in our established markets, partially offset by expenses related to our entrance into new international markets and new product initiatives, including for ClubLocal.

The increase in commission expense in absolute dollars for 2012 compared to 2011 was due to increased sales. As a percentage of revenue, commission expense was slightly lower compared to the prior year. Commission expense includes commissions and other variable compensation. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

Underclassmen expense slightly increased as compared to the preceding year due to increased hiring in our international markets, though the increase was offset by a reduced investment in Underclassmen recruitment in North America.  The increase in Underclassmen Expense from 2011 to 2012 was lower than the increase from 2010 to 2011 as a result of our strategy to maintain a more constant level of IMC hiring globally – as opposed to prior years where we were aggressively ramping up Underclassmen hiring – while shifting the hiring to emerging international markets and focusing on improving Upperclassmen productivity in our more established markets.

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

The increase in Underclassmen Expense in 2011 compared to 2010 was primarily due to increased IMC hiring, particularly in international markets.

Product and Technology

	Year Ended December 31,					Year Ended December 31,
	2012	2011	2010	2012-2011 % Change	2011-2010 % Change	2012	2011	2010
(in thousands)						(as a percentage of revenue)
Product and technology expenses	$19,776	$15,602	$9,957	26.8%	56.7%	4.3%	4.2%	3.4%
Capitalized software development costs from product and technology resources	8,912	6,776	6,884	31.5%	(1.6)%	2.0	1.8	2.4

Total product and technology costs expensed and capitalized	$28,688	$22,378	$16,841	28.2%	32.9%	6.3%	6.0%	5.8%

The increase in product and technology expenses in absolute dollars in 2012 compared to 2011 was primarily attributable to $1.6 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new product initiatives, and $1.6 million of increased amortization expense related to previously capitalized software development costs and acquired intangibles. The increase as a percentage of revenue was primarily attributable to increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new product initiatives, including ClubLocal.

The changes in the amount of capitalized software development costs in both absolute dollars and as a percentage of revenues in 2012 compared to 2011 were primarily due to an increase in capitalizable projects, including those relating to our new product initiatives.

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

Capitalized software development costs were essentially flat between 2011 and 2010.

General and Administrative

	Year Ended December 31,					Year Ended December 31,
	2012	2011	2010	2012-2011 % Change	2011-2010 % Change	2012	2011	2010
(in thousands)						(as a percentage of revenue)
General and administrative	$40,471	$33,470	$23,880	20.9%	40.2%	8.9%	8.9%	8.2%

The increase in general and administrative expenses in absolute dollars in 2012 compared to 2011 was primarily due to $6.8 million of increased employee and facilities costs to support the growth of the business, including our international expansion, and $0.7 million of increased stock-based compensation expense, partially offset by $0.5 million of decreased professional fees, which consist of tax, consulting, audit and legal fees.

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue in 2011 compared to 2010 was primarily due to  $2.9 million of increased employee costs to support the growth of the business, $2.3 million of increased tax, consulting and legal professional fees, including costs to support our Sarbanes-Oxley compliance efforts and our international expansion initiatives, $2.2 million of increased stock-based compensation expense, and $1.8 million of increased facilities and related costs supporting the growth of the business and the requirements associated with being a public company.

We expect general and administrative expenses to increase in absolute dollars as we continue to add personnel and incur additional professional fees and other expenses to support our continued domestic and international growth.

Other Income, Net

Other income, net decreased in 2012 compared to 2011 due to foreign exchange rate fluctuations and lower interest rates on invested balances. Other income, net primarily consists of interest income resulting from invested balances.

The increase in other income in both absolute dollars and as a percentage of revenue in 2011 compared to 2010 was attributable to an increase in interest income resulting from higher invested balances.

Provision for (Benefit from) Income Taxes

The income tax provision of $1.2 million and $0.7 million for 2012 and 2011, respectively, relates to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations. The income tax benefit of $0.5 million for 2010 was primarily attributable to the acquisition of SMB:LIVE, in which we recorded one-time discrete tax benefit of $0.7 million, which was partially offset by state, local and foreign income taxes of $0.2 million.

Loss from Discontinued Operations

On November 1, 2011, we announced that we would wind down the operations of Bizzy and determined that Bizzy would be considered a discontinued operation as of the third quarter of 2011. In connection with this decision, we recorded a charge of $4.0 million in 2011 to reflect the impairment of capitalized software development costs, personnel and severance costs, operating losses, facilities and other costs.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the years ended December 31, 2012, 2011 and 2010, our Adjusted EBITDA and Underclassmen Expense were as follows:

	Year Ended December 31,
Non-GAAP Financial Measures (unaudited):	2012	2011	2010
(in thousands)
Adjusted EBITDA (1)	$23,635	$15,915	$3,133
Underclassmen Expense (2)	$45,250	$44,488	$36,073

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

(2)
Underclassmen Expense. We define Underclassmen Expense as our investment in Underclassmen, which is comprised of the selling and marketing expenses we allocate to Underclassmen during a reporting period. The amount includes the direct salaries and allocated benefits of the Underclassmen (excluding commissions and other variable compensation), training and sales organization expenses including depreciation allocated based on relative headcount and marketing expenses allocated based on relative revenue. While we believe that Underclassmen Expense provides useful information regarding our approximated investment in Underclassmen, the methodology we use to arrive at our estimated Underclassmen Expense was developed internally by the company, is not a concept or method recognized by GAAP and other companies may use different methodologies to calculate or approximate measures similar to Underclassmen Expense. Accordingly, our calculation of Underclassmen Expense may not be comparable to similar measures used by other companies.

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

The following table presents a reconciliation of Adjusted EBITDA to our loss from operations for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
(in thousands)
Income (loss) from operations	$347	$(4,319)	$(9,695)
Add:
Stock-based compensation, net	9,504	8,538	5,924
Depreciation and amortization	13,752	10,274	6,302
Acquisition and integration costs	32	1,422	602
Adjusted EBITDA	$23,635	$15,915	$3,133

 Liquidity and Capital Resources

	Year Ended December 31,
Consolidated Statements of Cash Flow Data:	2012	2011	2010
(in thousands)
Net cash provided by operating activities, continuing operations	$42,588	$20,861	$19,805
Net cash used in investing activities, continuing operations	$(24,598)	$(11,708)	$(16,924)
Net cash used by discontinued operations	$(229)	$(3,012)	$(3,533)
Net cash provided by (used in) financing activities	$(9,180)	$(973)	$44,097

At December 31, 2012 and 2011, we had cash and cash equivalents of $92.3 million and short-term investments of $3.1 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At December 31, 2012, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At December 31, 2012, we had $1.2 million in restricted certificates of deposit to secure letters of credit issued to landlords and others.

At December 31, 2012 and 2011, we did not have contractual or purchase commitments for capital expenditures that were not reflected on our balance sheet as a liability. In addition, at December 31, 2012, we had significant internal product and technology resources working on projects that met the criteria for capitalization as software development costs and others that did not, although none of the projects in process were long-term projects (greater than one year). The amount capitalized for such projects in future periods will be evaluated by management and will impact the portion of costs for those internal resources that reduces net cash provided by operating activities and the portion of such costs used in investing activities. Funding for the committed capital expenditures, including software development costs, is expected to be provided by operating cash flows.

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

Operating Activities

Our cash flow from operating activities for 2012 resulted primarily from adjustments for non-cash expenses and increases in operating liabilities. Our loss from continuing operations, net of income taxes, of $0.2 million, was more than offset by non-cash depreciation and amortization of $13.8 million, and non-cash stock-based compensation of $9.5 million. Cash flow from operating activities also reflected increases in accounts payable and accrued expenses of $12.9 million due to growth of the business and the fluctuation in timing of payments to certain vendors, including the normalization of rebates receivable, and increases in deferred revenue, rent and other liabilities of $7.7 million due to the growth of our business.

Our cash flow from operating activities for 2011 resulted primarily from adjustments for non-cash expenses and increases in operating liabilities. Our loss from continuing operations of $4.1 million was offset by non-cash depreciation and amortization of $10.3 million, and non-cash stock-based compensation of $8.5 million. The loss was also offset by increases in accounts payable and accrued expenses of $7.1 million, reflecting a return to more normalized accounts payable levels as compared to 2010 due to the change in timing of payments to certain vendors, and $5.5 million of increases in deferred revenue and deferred payment obligations, both due to the growth of our business. The increases were partially offset by an increase in other receivables and prepaid expenses of $5.7 million, primarily related to an increase in vendor rebates of $6.3 million.

Our cash flow from operating activities for 2010 resulted primarily from changes in our operating assets and liabilities, with accounts payable and accrued liabilities increasing $11.2 million and deferred revenue and rent increasing $7.9 million, both due to the growth of our business. We had a net loss in 2010 of $8.6 million, which included non-cash depreciation and amortization of $6.3 million and non-cash stock-based compensation of $5.9 million.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. Our purchases of property and equipment and capitalization of software costs increased by $3.9 million year-over-year from in 2012 from 2011 reflecting our increased investment in our products, technology, facilities, and in newer markets. Purchases of property and equipment and capitalization of software costs will vary from period to period due to the timing of the expansion of our operations and our software development efforts. We expect to continue to use capital for acquisitions, purchases of property and equipment, and development of software.

On June 29, 2012, we entered into a market development loan agreement with OxataSMB pursuant to which we agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) has been advanced. In addition, during 2012, we made acquisition related payments of $4.2 million, consisting of payments on deferred obligations related to the DealOn and SMB:LIVE acquisitions totaling $1.6 million, and payment for the RealPractice acquisition of $2.6 million. We have remaining obligations totaling $0.8 million related to these acquisitions. We also purchased certificates of deposits and short-term investments of $9.1 million, offset by maturities aggregating $6.6 million.

On February 8, 2011, we acquired DealOn for up to approximately $9.7 million in cash and stock. On the closing date, we paid $5.8 million in cash and issued 82,878 shares of our common stock. The balance of the purchase price was estimated to total up to $1.5 million, payable in cash, and 22,095 common shares of our stock, payable in three installments, with 50% (10,649 shares of common stock) paid in February 2012, 25% paid August 2012 and 25% paid February 2013.

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

Financing Activities

During 2012, our financing activities primarily consisted of using $11.0 million of cash to settle the purchase of shares of our common stock pursuant to our share repurchase program, partially offset by $1.8 million in proceeds from exercise of stock options. Our cash flow used in financing activities for 2011 resulted primarily from settlements of repurchases of our common stock of $6.5 million, partially offset by $5.5 million in proceeds from the exercise of stock options. In May 2010, we received $43.0 million in proceeds, after deducting underwriting discounts and commissions and estimated offering costs payable by us, from the sale of shares of common stock in connection with our initial public offering.

Future cash flows from financing activities may also be affected by our repurchases of our common stock. On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. On December 13, 2012, we announced that our Board of Directors increased the total authorized repurchase amount to $26.0 million, and on March 4, 2013, we announced that our Board of Directors increased the total authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At December 31, 2012, we had executed repurchases of $17.4 million of our common stock under the program. From January 1, 2013 to March 5, 2013, we executed repurchases of an additional $1.5 million of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Balance Sheet Arrangements

At December 31, 2012, we did not have any off-balance sheet arrangements.

Contractual Obligations

At December 31, 2012, the remaining deferred payment obligation under the DealOn acquisition agreement included approximately $0.4 million in cash and 5,324 shares of our common stock, both of which were paid on February 8, 2013. The remaining deferred payment obligation related to the RealPractice acquisition was $0.3 million.

We lease our primary office space in Woodland Hills, California; Plano, Texas; and other locations under various cancelable and non-cancelable operating leases that will expire between 2012 and 2021. We have no debt obligations. All property and equipment have been purchased for cash, and we have no capital lease obligations recorded in the financial statements. We have a long-term purchase obligation outstanding with a vendor, of which $1.4 million is due within a year, and $3.5 million is due between 1 to 3 years.

As of December 31, 2012, future minimum payments under non-cancelable operating leases are as follows (in thousands):

Payments Under Operating Leases
Less than 1 year	$10,508
1-3 years	15,210
3-5 years	7,862
More than 5 years	6,687
Total future minimum payments	$40,267

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the year ended December 31, 2012, a 10% strengthening of the U.S. dollar relative to these foreign currencies would have resulted in a decrease in revenue of $14.1 million, but an increase in operating income of $0.9 million. A 10% weakening of the U.S. dollar relative to these foreign currencies, however, would have resulted in an increase in revenue of $14.1 million, but a decrease in operating income of $0.9 million. We currently do not hedge or otherwise manage our currency exposure. As our international operations expand to more countries and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

 We have filed the following documents as part of this Annual Report on Form 10-K:

PAGE F - 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ReachLocal, Inc.

We have audited the accompanying consolidated balance sheets of ReachLocal, Inc. (a Delaware corporation) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReachLocal, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
March 11, 2013

PAGE F - 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ReachLocal, Inc.

We have audited the internal control over financial reporting of ReachLocal, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 11, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
March 11, 2013

PAGE F - 3

REACHLOCAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$92,336	$84,525
Short-term investments	3,149	644
Accounts receivable, net of allowance for doubtful accounts of $259 and $363 at December 31, 2012 and 2011, respectively	5,689	4,240
Other receivables and prepaid expenses	8,957	9,226
Total current assets	110,131	98,635

Property and equipment, net	11,066	9,885
Capitalized software development costs, net	14,704	10,942
Restricted certificates of deposit	1,226	1,286
Intangible assets, net	2,442	1,957
Other assets	4,044	1,966
Goodwill	42,083	41,766
Total assets	$185,696	$166,437

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$35,297	$29,831
Accrued expenses	27,422	19,537
Deferred revenue and other current liabilities	36,304	30,747
Liabilities of discontinued operations	767	996
Total current liabilities	99,790	81,111
Deferred rent and other liabilities	4,020	3,039
Total liabilities	103,810	84,150

Commitments and contingencies (Note 4, 8, 9 and 10)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 28,154 and 28,552 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Receivable from stockholder	(89)	(87)
Additional paid-in capital	110,573	109,493
Accumulated deficit	(27,076)	(26,844)
Accumulated other comprehensive loss	(1,522)	(275)
Total stockholders’ equity	81,886	82,287
Total liabilities and stockholders’ equity	$185,696	$166,437

See notes to consolidated financial statements.

PAGE F - 4

REACHLOCAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$455,354	$375,241	$291,689
Cost of revenue	227,336	190,559	159,018
Operating expenses:
Selling and marketing	167,424	139,929	108,529
Product and technology	19,776	15,602	9,957
General and administrative	40,471	33,470	23,880
Total operating expenses	227,671	189,001	142,366
Income (loss) from operations	347	(4,319)	(9,695)
Other income, net	575	928	601
Income (loss) before provision for (benefit from) income taxes	922	(3,391)	(9,094)
Provision for (benefit from) income taxes	1,154	735	(540)
Loss from continuing operations, net of income taxes	(232)	(4,126)	(8,554)
Loss from discontinued operations, net of income taxes	—	(6,215)	(2,844)
Net loss	$(232)	$(10,341)	$(11,398)

Net loss:
Loss from continuing operations	$(232)	$(4,126)	$(8,554)
Loss from discontinued operations	—	(6,215)	(2,844)
Net loss	$(232)	$(10,341)	$(11,398)
Net loss per share, basic and diluted:
Loss per share from continuing operations, basic and diluted	$(0.01)	$(0.14)	$(0.43)
Loss per share from discontinued operations, basic and diluted	—	(0.21)	(0.14)
Net loss per share, basic and diluted	$(0.01)	$(0.36)	$(0.57)

Weighted average common shares used in the computation of net loss per share:
Basic	28,348	28,974	19,867
Diluted	28,348	28,974	19,867

See notes to consolidated financial statements.

PAGE F - 5

REACHLOCAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(232)	$(10,341)	$(11,398)
Other comprehensive loss:
Foreign currency translation adjustments	(1,247)	(282)	145
Other comprehensive loss	(1,247)	(282)	145
Comprehensive loss	$(1,479)	$(10,623)	$(11,253)

See notes to consolidated financial statements.

PAGE F - 6

REACHLOCAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Convertible Preferred Stock		Common Stock		Receivable from	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2009	16,453	$1	6,932	$1	$(99)	$47,449	$(5,099)	$(138)	$42,118
Preferred stock conversion	(16,453)	(1)	16,712	—	—	4	—	—	—
Issuance of common stock, net of costs	—	—	3,941	—	—	41,996	—	—	41,996
Par value adjustment	—	—	—	(1)	—	1	—	—	—
Exercise of stock options	—	—	536	—	—	1,068	—	—	1,068
Stock-based compensation	—	—	—	—	—	7,997	—	—	7,997
Issuance of common stock in connection with vesting of restricted stock, exercise of warrant and BOD share plan compensation	—	—	44	—	—	78	—	—	78
Net loss	—	—	—	—	—	—	(11,398)	—	(11,398)
Foreign currency translation adjustments	—	—	—	—	12	—	—	145	157

PAGE F - 7

	Convertible Preferred Stock		Common Stock		Receivable from	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Stockholder	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2010	—	—	28,165	—	(87)	98,593	(16,497)	7	82,016
Exercise of stock options	—	—	938	—	—	5,495	—	—	5,495
Stock-based compensation	—	—	—	—	—	9,682	—	—	9,682
Common and restricted stock issued in business combinations	—	—	266	—	—	2,191	—	—	2,191
Issuance of common stock in connection with vesting of restricted stock and BOD share plan compensation	—	—	47	—	—	—	—	—	—
Exercise of restricted stock units	—	—	8	—	—	—	—	—	—
Common stock repurchase	—	—	(872)	—	—	(6,468)	—	—	(6,468)
Net loss	—	—	—	—	—	—	(10,341)	—	(10,341)
Foreign currency translation adjustments	—	—	—	—	—	—	(6)	(282)	(288)

Balance as of December 31, 2011	—	—	28,552	—	(87)	109,493	(26,844)	(275)	82,287
Exercise of stock options	—	—	320	—	—	1,783	—	—	1,783
Stock-based compensation	—	—	—	—	—	9,805	—	—	9,805
Common and restricted stock issued in business combinations	—	—	197	—	—	455	—	—	455
Issuance of common stock in connection with vesting of restricted stock and BOD share plan compensation	—	—	118	—	—	—	—	—	—
Exercise of restricted stock units	—	—	83	—	—	—	—	—	—
Common stock repurchase	—	—	(1,116)	—	—	(10,963)	—	—	(10,963)
Net loss	—	—	—	—	—	—	(232)	—	(232)
Foreign currency translation adjustments	—	—	—	—	(2)	—	—	(1,247)	(1,249)

Balance as of December 31, 2012	—	$—	28, 154	$—	$(89)	$110,573	$(27,076)	$(1,522)	$81,886

See notes to consolidated financial statements.

PAGE F - 8

REACHLOCAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net loss from continuing operations	$(232)	$(4,126)	$(8,554)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,752	10,274	6,302
Stock-based compensation	9,504	8,538	5,924
Provision for doubtful accounts	13	172	252
Impairment of intangible assets	—	764	—
Provision for deferred income taxes	212	185	(700)
Changes in operating assets and liabilities:
Accounts receivable	(1,396)	(1,077)	(171)
Other receivables and prepaid expenses	291	(5,740)	(1,785)
Other assets	(118)	(673)	(585)
Accounts payable and accrued expenses	12,869	7,076	11,228
Deferred revenue, rent and other liabilities	7,693	5,468	7,894
Net cash provided by operating activities, continuing operations	42,588	20,861	19,805
Net cash used for operating activities, discontinued operations	(229)	(1,872)	(2,130)
Net cash provided by operating activities	42,359	18,989	17,675
Cash flow from investing activities:
Additions to property, equipment and software	(16,336)	(12,441)	(8,526)
Acquisitions, net of acquired cash	(3,976)	(6,342)	(8,612)
Loan to franchisee	(1,863)	—	—
Purchases of certificates of deposits and short-term investments	(9,069)	(574)	(375)
Maturities of certificates of deposit and short-term investments	6,646	7,649	589
Net cash used in investing activities, continuing operations	(24,598)	(11,708)	(16,924)
Net cash used in investing activities, discontinued operations	—	(1,140)	(1,403)
Net cash used in investing activities	(24,598)	(12,848)	(18,327)

Cash flow from financing activities:
Proceeds from exercise of stock options	1,783	5,495	1,068
Common stock repurchases	(10,963)	(6,468)	—
Proceeds from initial public offering	—	—	47,649
Deferred offering costs	—	—	(4,620)
Net cash provided by (used in) financing activities	(9,180)	(973)	44,097
Effect of exchange rate changes on cash and cash equivalents	(770)	(549)	1,082
Net change in cash and cash equivalents	7,811	4,619	44,527
Cash and cash equivalents—beginning of year	84,525	79,906	35,379
Cash and cash equivalents—end of year	$92,336	$84,525	$79,906
Supplemental disclosure of other cash flow information:
Cash paid for interest	$—	$—	$184
Cash paid for income taxes	$1,040	$151	$214
Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$301	$1,144	$2,461
Deferred payment obligation	$(195)	$1,850	$530

See notes to consolidated financial statements.

PAGE F - 9

REACHLOCAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in North America, Australia, the United Kingdom, the Netherlands, Germany, Japan, Brazil and India. The Company’s mission is to help small- and medium-sized businesses (“SMBs”) acquire, transact with, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising (ReachDisplay™), display retargeting (ReachRetargeting™), online marketing analytics (TotalTrack®), and assisted chat service (TotalLiveChat™), each targeted to the SMB market. The Company delivers this suite of services to SMBs through a combination of its proprietary technology platform, the RL Platform, its direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

As a result of winding down and closing the operations of Bizzy, effective November 2011, the Company has reclassified and presented all related historical financial information as “discontinued operations” in the accompanying Consolidated Balance Sheets, Statements of Operations and Cash Flows. In addition, all Bizzy-related activities have been excluded from the notes unless specifically referenced.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the current period presentation and certain immaterial adjustments have been recorded in prior periods as further described in Note 11, “Stock-Based Compensation—Adjustment to Historical Stock-Based Compensation Expense”.

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

PAGE F - 10

Foreign currency translation adjustments included in other comprehensive income (loss), were $(1.2) million, $(0.3) million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recorded immaterial amounts of other income (loss) from foreign exchange transactions.

Cash and Cash Equivalents

The Company reports all highly liquid short-term investments with original maturities of three months or less at the time of purchase as cash equivalents. As of December 31, 2012 and 2011, cash equivalents consist of demand deposits and money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Short-Term Investments

The Company classifies short-term investments when the original maturity is less than one year, or when the Company intends to sell the investment within one year. As of December 31, 2012 and 2011, short-term investments consisted of certificates of deposit. All of the short-term investments are classified as available-for-sale.

Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, loan receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions, which are pledged as collateral for letters of credit related to lease commitments. The restrictions will lapse when the letters of credit expire at the end of the respective lease terms in 2021. As of December 31, 2012 and 2011, the Company had restricted certificates of deposit in the amounts of $1.2 million and $1.3 million, respectively. Restricted certificates of deposit are classified as non-current assets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. The Company holds its cash and cash equivalents, short-term investments and restricted cash with major financial institutions around the world.

Cash and cash equivalents and certificates of deposit are deposited with a limited number of financial institutions in the United States, Canada, Australia, United Kingdom, India, the Netherlands, Germany, Japan and Brazil. The balances held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation insurance limits or, in foreign territories, local insurance limits. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts. However, the Company can provide no assurances that access to its cash and cash equivalents will not be impacted by adverse conditions in the financial markets. As of December 31, 2012, domestic bank balances in excess of insured limits were $44.1 million. The Company had $27.8 million in excess of insured limits in foreign bank accounts as of December 31, 2012.

The Company’s customers are dispersed both geographically and across a broad range of industries. Receivables are generated primarily through agencies and resellers. Management performs ongoing evaluation of trade receivables for collectability and provides an allowance for potentially uncollectible accounts. The following table summarizes the change in the Company’s allowance for doubtful accounts for each of the three years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Allowance for doubtful accounts as of the beginning of the year	$363	$373	$142
Additions charged to expense	13	172	252
Write-offs	(117)	(182)	(21)
Allowance for doubtful accounts as of the end of the year	$259	$363	$373

As of December 31, 2012, no client accounted for 10% or more of the total accounts receivable balance. As of December 31, 2011, one client accounted for 20% of the total accounts receivable balance.

PAGE F - 11

In 2012, 2011, and 2010, no client accounted for 10% or more of the Company’s total revenue.

During 2012, 2011, and 2010, the Company’s cost of revenue was primarily for the purchase of media and the media the Company purchased was primarily from Google, Yahoo! and Bing.

Other receivables and prepaid expenses included $5.9 million and $7.3 million of non-trade receivables from media vendors at December 31, 2012 and 2011, respectively.

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

Estimated useful lives of assets are as follows:

Computer hardware and software (in years)	3
Office equipment (in years)	5
Furniture and fixtures (in years)	7
Leasehold improvements	The lesser of their expected useful lives or the remaining lease term.

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

Goodwill

          The Company’s total goodwill of $42.1 million as of December 31, 2012, and $41.8 million as of December 31, 2011, is related to our acquired businesses. The increase in goodwill of $0.3 million in 2012 was related to the RealPractice, Inc. acquisition. See Note 4, “Acquisitions”, for further details. The Company operates in one reportable segment, in accordance with ASC 280, Segment Reporting, and has identified two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. North America’s assigned goodwill was $9.7 million as of December 31, 2012 and $9.4 million as of December 31, 2011.  Australia’s assigned goodwill was $32.4 million as of December 31, 2012 and 2011.  The Company reviews the carrying amounts of goodwill for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The Company performs its annual assessment of goodwill impairment as of the first day of each fourth quarter.

For the years ended December 31, 2012 and 2011, the Company followed the amended guidance for assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in accordance with ASC 350-20, Intangibles – Goodwill and Other. Entities are provided with the option of first performing a qualitative assessment on any of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test is necessary. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective carrying amounts, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company estimates fair value utilizing the projected discounted cash flow method and a discount rate determined by the Company to commensurate with the risk inherent in its business model.

PAGE F - 12

 The Company performed its annual assessment of goodwill impairment as of the first day of the fourth quarter of 2012 and 2011, and determined that it was more likely than not that there was no impairment of goodwill and accordingly, no impairment of goodwill was recorded.

Long-Lived and Intangible Assets

At December 31, 2012 and 2011, the Company had $2.4 million and $2.0 million, respectively, of intangible assets resulting from acquisitions. The Company reports finite-lived, acquisition-related intangible assets at fair value, net of accumulated amortization. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of three years, or one year, in the case of certain customer relationships. Straight-line amortization is used because no other pattern over which the economic benefits will be consumed can be reliably determined.

The Company reviews the carrying values of long-lived assets, including intangible assets, for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In its analysis of other finite lived amortizable intangible assets, the Company applies the guidance of ASC 350-20, Intangibles – Goodwill and Other, in determining whether any impairment conditions exist. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Intangible assets are attributable to the various developed technologies and client relationships of the businesses the Company has acquired. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

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

The Company recognizes revenue as the cost for the third-party media is incurred, which is upon delivery of the advertising on behalf of its clients. The Company recognizes revenue for its ReachSearch product as clicks are recorded on sponsored links on the various search engines and for its ReachDisplay and ReachRetargeting product when the display advertisements record impressions or as otherwise provided in its agreement with the applicable publisher. The Company recognizes revenue for its ReachCast product on a straight line basis over the applicable service period for each campaign. The Company recognizes revenue when it charges set-up, management service or other fees on a straight line basis over the term of the related campaign contract or the completion of any obligation for services, if shorter. When the Company receives advance payments from clients, management records these amounts as deferred revenue until the revenue is recognized. When the Company extends credit, management records a receivable when the revenue is recognized.

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

PAGE F - 13

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

The Company recently launched a new consumer service, ClubLocal, through which it creates a direct relationship with customers and provides home-related services by engaging third-party suppliers who perform the agreed services on its behalf. Revenue is recognized when services have been provided. As the Company is the primary obligor under the arrangements, has discretion in supplier selection, has latitude in establishing prices, and bears the credit risk, the Company recognizes the gross amount of sales as revenue and the cost of the service provided is recorded as cost of revenue.

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

The Company accounts for sales and similar taxes imposed on its services on a net basis in the consolidated statements of operations.

Cost of Revenue

Cost of revenue consists primarily of the cost of media acquired from third-party publishers. Media cost is classified as cost of revenue in the corresponding period in which revenue is recognized. From time to time, publishers offer the Company rebates based upon various factors and operating rules, including the amount of media purchased. Management records these rebates in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher, or as an other receivable, as appropriate. Cost of revenue also includes third-party telephone and information services costs, data center and third-party hosting costs, credit card processing fees, third-party content and other direct costs. In addition, cost of revenue includes costs to initiate, operate and manage clients’ campaigns, other than costs associated with the Company’s sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for the related staff, including the cost of Web Presence Professionals who are the principal service providers for the Company’s ReachCast product, and allocated overhead such as depreciation expense, rent and utilities, as well as an allocable portion of the Company’s technical operations costs, and the cost of service providers related to ClubLocal.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel and related expenses for selling and marketing staff, including salaries and wages, commissions and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for IMCs, sales management and other employees in the sales organization is based on commissions and other variable compensation. In addition, the cost of agency commissions is included in selling and marketing expenses.

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

PAGE F - 14

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

Advertising Expenses

The Company expenses advertising as incurred. Advertising expense was $2.9 million, $1.3 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, and was recorded in sales and marketing expense in the Consolidated Statements of Operations.

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

Variable Interest Entities

In accordance with ASC 810, Consolidations, the applicable accounting guidance for the consolidation of variable interest entities (“VIE”), the Company analyzes its interests, including agreements, loans, guarantees, and equity investments, on a periodic basis to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on the design of the entity, its organizational structure including its decision-making authority, and relevant agreements. If the Company determines that the entity is a VIE, the Company then assesses if it must consolidate the VIE as its primary beneficiary. The Company’s determination of whether it is the primary beneficiary is based upon qualitative and quantitative analyses, which assess the purpose and design of the VIE, the nature of the VIE’s risks and the risks that the Company absorbs, the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. See Note 8, “Variable Interest Entities”, for more information.

Loan Receivable

 Loan receivable is recorded at carrying value, net of potential allowance for losses. Losses on the receivables are recorded when probable and estimable. The Company routinely evaluates the receivable for potential collection issues that might indicate an impairment. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that the Company will experience losses that are different from its current estimates. Write-offs are deducted from the allowance for losses when the Company judges the principal to be uncollectible. Any subsequent recoveries are added to the allowance at the time cash is received on a written-off balance. See Note 8, “Variable Interest Entities”, for more information. Interest income on the loan receivable is accrued on a monthly basis over the life of the loan.

PAGE F - 15

Deferred Consideration

Deferred purchase consideration that is fixed and determinable and expected to be settled in cash is accrued as a liability as of the date of the respective acquisition. Deferred purchase consideration that is fixed and determinable and expected to be settled in common stock is recorded as an increase to additional paid-in capital as of the date of acquisition. Deferred stock-based compensation issued to employees in connection with acquisitions is measured at fair value on the date of grant/acquisition and recognized over the vesting period of the instruments in accordance with the Company’s Stock-Based Compensation policy.

Common Stock Repurchase and Retirement

Common stock repurchased is retired and the excess of the cost over the par value of the common shares repurchased is charged to accumulated deficit.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method and convertible preferred stock under the if-converted method, where such conversions are dilutive. The Company was in a net loss position for the years ended December 31, 2012, 2011 and 2010, and therefore the number of diluted shares was equal to the number of basic shares for each of these periods.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive for the periods below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Convertible preferred stock – if-converted method	—	—	6,419
Deferred stock consideration and unvested restricted stock	59	185	406
Stock options and warrant	6,336	4,571	3,519
	6,395	4,756	10,344

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

PAGE F - 16

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

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$92,336	$92,336	$—	$—
Certificates of deposit	$4,375	$4,375	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$84,525	$84,525	$—	$—
Certificates of deposit	$1,930	$1,930	$—	$—

The following table provides information about assets not carried at fair value in the Company’s Consolidated Balance Sheets (in thousands).

	December 31, 2012			December 31, 2011
		Assets			Assets
	Notional amount	Carrying amount (net)	Estimated fair value	Notional amount	Carrying amount (net)	Estimated fair value

Loan receivable	$—	$1,954	$1,954	$—	$—	$—

The OxataSMB B.V. (“OxataSMB”) loan receivable is not actively traded and its fair value is estimated based on valuation methodologies using current market interest rate data adjusted for inherent credit risk. See Note 8 for further information on the loan receivable.

4. Acquisitions

Acquisition of RealPractice

On July 3, 2012, the Company acquired certain technology, advertisers and hired certain employees of  RealPractice, Inc. (“RealPractice”). RealPractice provides the Company with a platform for building a marketing automation and lead conversion.

At closing, the Company paid $2.6 million in cash of the estimated $2.9 million purchase price. The remaining amount of $0.3 million is payable in cash on the 18-month anniversary of the closing date, subject to adjustment on January 3, 2014. The Company also issued 150,292 restricted stock units to the hired employees, which are accounted for as stock-based compensation over the period in which they are earned.

PAGE F - 17

           The Company recorded acquired assets and liabilities at their respective fair values. The following table summarizes the fair value of acquired assets and liabilities (in thousands):

Assets acquired:
Intangible assets	$2,550
Goodwill	317
Other	53
Total assets acquired	2,920
Liabilities assumed:
Deferred revenue	(20)
Total fair value of net assets acquired	$2,900

Intangible assets acquired from RealPractice included customer relationships of $0.1 million and technology of $2.5 million, which are amortized over one and three years, their respective estimated useful lives, using the straight line method.

Acquisition costs in connection with the RealPractice acquisition was immaterial for the year ended December 30, 2012.

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

Ass Assets acquired:
Intangible assets	$2,080
Goodwill	7,648
Other	59
Total assets acquired	9,787
Liabilities assumed:
Accounts payable and accrued expenses	(221)
Total fair value of net assets acquired	$9,566

During 2011, the Company recorded a $0.8 million impairment charge to intangible assets related to customer relationships acquired in the DealOn acquisition.  This impairment is recorded in Cost of Revenue and resulted from a diminution in value attributable to a change in the Company’s business strategy for ReachDeals and the elimination of its dedicated deal sales force. Revenue from the acquired legacy products and services are immaterial for the years ended December 31, 2012 and 2011, respectively.

The intangible assets acquired from DealOn included customer relationships of $1.2 million, developed technology of $0.6 million, and trademarks of $0.3 million.

In connection with the DealOn acquisition, the Company incurred approximately $0.4 million in costs that are reflected in general and administrative expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2011.

PAGE F - 18

Acquisition of SMB:LIVE

On February 22, 2010, the Company acquired all of the issued and outstanding common stock of SMB:LIVE Corporation (“SMB:LIVE”) for consideration of approximately $8.5 million in cash and stock. SMB:LIVE is a provider of data syndication and social media monitoring products and services to SMBs. With the technology acquired through the SMB:LIVE acquisition, the Company developed a digital presence and reputation management solution (ReachCast) designed to enable an SMB to publish multi-media content from a single interface to a business profile page hosted by the Company as well as to local directory sites, search engines and social media sites, including Twitter and Facebook. The solution also provides automated monitoring of local review sites, social media sites, and local blogs for references to the SMB or comments related to the SMB’s business to provide an SMB with feedback, alerts and analytics to assist it in managing its online reputation.

On the closing date, the Company paid $2.8 million in cash as part of the purchase price. The balance of the consideration of $5.7 million was paid in cash and stock of the Company in 2012 and 2011. The Company recognized the deferred consideration as compensation expense over the period in which it was earned.

The Company recorded the assets and liabilities acquired at their respective fair values. The following table summarizes the fair value of assets and liabilities acquired (in thousands):

Assets acquired:
Intangible assets	$2,300
Goodwill	1,730
Other	199
Total assets acquired	4,229
Liabilities assumed:
Accounts payable and other current liabilities	(770)
Deferred tax liabilities	(702)
Total fair value of net assets acquired	$2,759

The intangible assets acquired consist of SMB:LIVE’s developed technology.

In connection with the acquisition, the Company incurred approximately $0.3 million in costs that are reflected in general and administrative expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.

The results of operations of acquired entities for the periods post-acquisition were included in the consolidated statements of operations and were immaterial for the years ended December 31, 2012, 2011 and 2010. The pro-forma financial statements for the above acquisitions have not been shown as the results of operations of the acquired companies have been immaterial for the years ended December 31, 2012, 2011 and 2010.

Deferred Consideration

In connection with the RealPractice acquisition, we are obligated to pay an additional $0.3 million in cash on January 3, 2014, subject to adjustment.

Pursuant to the terms of its 2011 acquisition of DealOn, on February 8, 2012, the Company made a deferred payment in the amount of $0.5 million, net of the working capital adjustment and certain other adjustments, and issued 10,649 shares of its common stock. On August 8, 2012, the Company made a deferred payment in the amount of $0.4 million and issued 5,324 shares of its common stock. On February 8, 2013, the Company made the final deferred payment in connection with the DealOn acquisition in the amount of $0.4 million and issued 5,324 shares of its common stock.

As part of the consideration paid to acquire SMB:LIVE, on February 22, 2012, the Company paid $0.6 million in cash and issued 181,224 shares of its common stock. The February 22, 2012 payment represented the final payment of deferred consideration in connection with the SMB:LIVE acquisition.

PAGE F - 19

Intangible Assets

As of December 31, 2012, intangible assets from acquisitions included developed technology of $2.4 million (net of accumulated amortization of $2.9 million) amortized over three years, and customer relationships of $25,000 (net of accumulated amortization of $25,000) amortized over one year. As of December 31, 2011, intangible assets from acquisitions included developed technology of $1.4 million (net of accumulated amortization of $1.8 million) amortized over three years, and customer relationships of $0.7 million (net of accumulated amortization of $2.1 million) amortized over one year. Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives are as follows (in thousands):

Year Ending December 31,
2013	$1,173
2014	853
2015	416
Total	$2,442

For the years ended December 31, 2012, 2011 and 2010, amortization expense related to acquired intangibles was $2.2 million, $2.3 million and $1.4 million, respectively.

 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Computer hardware and software	$13,307	$9,388
Office equipment	1,599	1,383
Furniture and fixtures	4,234	3,741
Leasehold improvements	5,656	2,865
Assets not placed in service	177	1,292
	24,973	18,669
Less: Accumulated depreciation and amortization	(13,906)	(8,784)
	$11,066	$9,885

Depreciation expense for property and equipment was $5.1 million, $3.2 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

6. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	December 31,
	2012	2011
Capitalized software development costs	$31,944	$21,686
Accumulated amortization	(17,240)	(10,744)
Capitalized software development costs, net	$14,704	$10,942

The Company recorded amortization expense of $6.5 million, $4.7 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, $3.3 million and $1.2 million, respectively, of capitalized software development costs are related to projects still in development and are not being amortized.

7. Current Liabilities

Accrued expenses consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued compensation and benefits	$14,558	$9,880
Other	12,864	9,657
Total accrued expenses	$27,422	$19,537

PAGE F - 20

Deferred revenue and other current liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred revenue	$34,142	$28,624
Other	2,162	2,123
Total deferred revenue and other current liabilities	$36,304	$30,747

8. Variable Interest Entities

On July 6, 2012, the Company completed a transaction with OxataSMB, in which the Company entered into a franchise agreement with OxataSMB permitting it to operate and resell the Company’s services under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. Pursuant to the franchise agreement, OxataSMB will receive access to the RL platform, training, marketing and branding materials, media purchasing, campaign management and provisioning, sourcing of telephony, and technical support. The Company does not anticipate OxataSMB will pursue activities other than as a franchisee. In addition, the Company entered into a market development loan agreement with OxataSMB pursuant to which the Company agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) has been advanced. The ability to draw down the remaining loan amount is dependent on OxataSMB achieving certain milestones by June 29, 2013, subject to a six-month extension at the Company’s option. The loan has a two-year term and accrues interest at 4% per annum, but does not require principal or interest payments for two years, and can be extended for an additional 24 months based on achievement of certain milestones. Prior to advance of the loan, OxataSMB had €1.45 million ($1.9 million) of contributed capital. As of December 31, 2012, OxataSMB had assets of less than $4 million and its results of operations since inception were not significant. In addition, the Company has an option to buy OxataSMB at an independently-determined fair value at the end of the initial loan term, subject to extension.

OxataSMB is considered a VIE with respect to the Company because OxataSMB may not have sufficient equity to finance its activities without additional financial support depending on its performance. At December 31, 2012, the Company was not the primary beneficiary of OxataSMB because it does not have: (1) the power to direct the activities that most significantly impact OxataSMB’s economic performance or (2) the obligation to absorb losses of OxataSMB or the right to receive benefits from OxataSMB that could potentially be significant. Therefore, the Company did not consolidate the results of OxataSMB and transactions with OxataSMB results were accounted for similarly to the Company’s resellers. The loan receivable is included in “Other assets” in the accompanying Consolidated Balance Sheet. As of December 31, 2012, the Company’s maximum exposure to loss related to the unconsolidated VIE consisted of its loan and accumulated interest receivable of $2.0 million and its contingent commitment to provide €1.45 million ($1.9 million) of additional debt financing. No allowance for loan losses has been recorded against the loan receivable.

9. Commitments and Contingencies

The Company leases office facilities under operating lease agreements that expire at various dates through 2021. The terms of the majority of the Company’s lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease term.

Rental expense, principally for leased office space under operating lease commitments, was $11.4 million, $9.7 million and $6.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, future minimum payments under cancelable and non-cancelable operating leases are as follows (in thousands):

Year Ended December 31,
2013	$10,508
2014	8,655
2015	6,555
2016	4,886
2017	2,976
Thereafter	6,687
$40,267

PAGE F - 21

Letters of Credit and Restricted Certificates of Deposit

As of December 31, 2012 and 2011, the Company maintained letters of credit totaling $1.2 million and $1.3 million, respectively, to secure its obligations under facility operating lease agreements. The letters of credit are collateralized by restricted certificates of deposit and automatically renew for successive one-year periods over the duration of the lease term. As of December 31, 2012 and 2011, the Company was required to maintain cash reserve balances of at least $1.2 million and $1.3 million, respectively, to secure these letters of credit. These amounts were classified as restricted certificates of deposit in the accompanying Consolidated Balance Sheets.

Litigation

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

10. Stockholder’s Equity

Initial Public Offering

On May 19, 2010, the Company issued 3,941,103 shares of common stock, including shares from the exercise of the underwriters’ option to purchase 625,000 shares, at a price of $13.00 per share, raising proceeds to the Company of $42.0 million, net of underwriting discounts and commissions and offering costs.

Convertible Preferred Stock

Upon the completion of the initial public offering in 2010, all of the then outstanding shares of convertible preferred stock were converted to 16,712,120 shares of common stock with a par value of $0.00001 per share.

Warrants

In November 2009, the Company issued a warrant to a consultant to purchase up to 15,000 shares of common stock at an exercise price of $10.91 per share, which expires in November 2014.

Common Stock Repurchases

On November 4, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock. On December 13, 2012, the Company announced the Board of Directors increased the total authorized repurchase amount by $6.0 million, to a total authorization of $26.0 million, and on March 4, 2013, the Company announced that its Board of Directors increased the total authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At December 31, 2012, the Company had executed repurchases of 2.0 million shares of its common stock under the program for an aggregate of $17.4 million, of which $11.0 million or 1.1 million shares were repurchased during the year ended December 31, 2012. From January 1, 2013 to March 5, 2013, the Company executed repurchases of an additional $1.5 million of its common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

PAGE F - 22

Shares Reserved For Future Issuance

The following table shows the number of shares of common stock reserved for future issuance as of December 31, 2012 (in thousands):

Stock options	7,784
Restricted stock units	295
DealOn deferred stock consideration	126
Warrants	15
Deferred compensation	13
8,233

11. Stock-Based Compensation

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

Stock Option Plans

On April 21, 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”), as amended. Grants under the 2004 Plan may be incentive stock options or nonqualified stock options or awards. The 2004 Plan is administered by the Company’s board of directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the Company’s board of directors. The majority of awards vest over four years and have a term of 10 years. There were no shares available for grant under the 2004 Plan as of December 31, 2012 and 2011.

On July 1, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”) and retired the 2004 Plan. Options outstanding under the 2004 Plan are unaffected by the retirement of the 2004 Plan. The aggregate number of shares of the Company’s common stock available for issuance pursuant to awards granted under the 2008 Plan is equal to the sum of (x) 5,471,350 plus (y) any shares of the Company’s common stock subject to awards under the 2004 Plan that terminate, expire or lapse for any reason or are settled in cash after the date the 2008 Plan originally became effective, and (z) an annual increase in shares on the first day of each year beginning in 2011 and ending in 2018. The annual increase will be equal to the lesser of (A) 2,500,000 shares (as adjusted for stock splits, stock combinations, stock dividends and similar matters), (B) 4.5% of the Company’s common stock outstanding on the last day of the prior year or (C) such smaller number of shares as may be determined by the Board. The 2008 Plan is administered by the Company’s Compensation Committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the Compensation Committee. The majority of awards issued under the 2008 Plan vest over four years and have a term of seven years. There were 732,197 and 686,103 shares available for grant under the 2008 Plan as of December 31, 2012 and 2011, respectively. On January 1, 2013, an additional 1,266,925 shares were added to the pool under the evergreen provision.

PAGE F - 23

       Stock Options

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	6,411	$12.52

Granted	2,632	$10.19
Exercised	(320)	$5.57
Forfeited/Exchanged	(1,671)	$17.82

Outstanding at December 31, 2012	7,052	$10.71	4.8	$18,025

Vested and exercisable at December 31, 2012	3,814	$10.54	3.5	$10,321

Unvested at December 31, 2012, net of estimated forfeitures	3,046	$10.90	6.2	$7,339

The assumptions utilized for purposes of the Black-Scholes pricing model are summarized as follows:

•
Volatility—As the Company has limited trading history for its common stock, the expected stock price volatility was estimated by taking a combination of 1) the median historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants and 2) the Company’s own historic price volatility based on daily price observations since May 2010. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. Management did not rely on implied volatilities of traded options in its industry peers’ common stock because the volume of activity was relatively low.

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

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.74%	1.88%	1.91%
Expected life (in years)	4.86	4.75	4.75
Expected volatility	60%	57%	56%
Weighted average fair value per share	$6.10	$9.65	$6.55

PAGE F - 24

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 were $1.9 million, $14.2 million and $6.7 million, respectively. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 were $2.0 million, $6.1 million and $3.7 million, respectively.

The options outstanding and vested and exercisable as of December 31, 2012 have been segregated into ranges for additional disclosure as follows (number of options in thousands):

			Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices (in dollars)			Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.00	-	$5.00	374	3.68	$0.67	374	$0.67
$5.01	-	$10.00	1,824	5.95	$8.39	406	$9.08
$10.01	-	$15.00	4,482	4.27	$11.78	2,840	$11.46
$15.01	-	$20.00	219	6.10	$16.96	125	$17.07
$20.01	-	$25.00	127	5.13	$22.15	58	$22.15
$25.01	-	$30.00	26	5.32	$25.51	11	$25.51
			7,052	4.75	$10.71	3,814	$10.54

Restricted Stock and Restricted Stock Units

The Company may issue restricted stock and restricted stock units in conjunction with acquisitions and long-term employee incentive programs.   These shares of restricted stock and restricted stock units have vesting periods of 4 years. Stock-based compensation expense related to restricted stock units was $1.7 million, $0.7 million and $0.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The following table summarizes restricted stock awards and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2011	123	$16.33
Granted	469	$9.99
Forfeited	(92)	$10.38
Vested	(118)	$12.71
Unvested at December 31, 2012	382	$11.10

Stock-based compensation expense

In conjunction with the Company’s stock option plan and restricted shares and reserved shares issued in connection with SMB:LIVE, the Company records stock-based compensation expense net of capitalized stock-based compensation in association with software development costs. The following table summarizes stock-based compensation (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation	$9,805	$9,682	$7,830
Less: Capitalized stock-based compensation	301	1,144	1,906
Stock-based compensation expense, net	$9,504	$8,538	$5,924

PAGE F - 25

Stock-based compensation, net of capitalization, is included in the accompanying consolidated statements of operations, within the following captions (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock compensation, net of capitalization
Cost of revenue	$297	$200	$244
Selling and marketing	1,742	1,402	1,202
Product and technology	1,204	1,387	1,104
General and administrative	6,261	5,549	3,374
	$9,504	$8,538	$5,924

As of December 31, 2012, there was $19.9 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.6 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

Adjustment to Historical Stock-Based Compensation Expense

In conjunction with the transition to an integrated stock-based compensation tracking and reporting system, immaterial adjustments relating to the impact of forfeitures on the computation of stock-based compensation expense were identified. As a result, stock-based compensation expense was understated by $0.2 million in 2011, $0.3 million in 2010, and $0.2 million in 2009 and prior periods. Based on an analysis of qualitative and quantitative factors, management has concluded that these adjustments were not material to any historical period, although the cumulative impact of correcting for the adjustments in 2012 would have been material to the current period. As a result, the affected balances have been revised in the accompanying consolidated financial statements as adjustments to additional paid-in capital and accumulated deficit as of December 31, 2009, and stock-based compensation expense for the years ended December 31, 2011 and 2010.

12. Income Taxes

The components of income (loss) from continuing operations before income taxes were (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$12,096	$(1,689)	$(6,489)
Foreign	(11,174)	(1,702)	(2,605)
	$922	$(3,391)	$(9,094)

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010, consists primarily of state and foreign income taxes payable in the various jurisdictions in which the Company operates. In 2010, the Company recorded a one-time $0.7 million discrete deferred tax benefit related to the acquisition of SMB:LIVE.

Significant components of the provision for (benefit from) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
State	$771	$205	$64
Foreign	171	345	96
	942	550	160
Deferred:
Federal	6,773	509	(1,968)
State	1,097	769	(193)
Foreign	(3,634)	(1,618)	(101)
	4,236	(340)	(2,262)
Valuation allowance	(4,024)	525	1,562
Income Tax Provision (Benefit)	$1,154	$735	$(540)

PAGE F - 26

Income taxes payable as of December 31, 2012 and 2011 amounted to $0.5 million and $0.6 million, respectively, and were classified within “Accrued expenses” in the accompanying Consolidated Balance Sheets.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax expense (benefit) at the federal statutory rate	$313	$(1,153)	$(3,092)
State income tax, net of federal tax benefit	1,233	643	(225)
Foreign income taxes, net	578	(43)	(372)
Non-deductible stock-based compensation	2,550	398	2,254
Acquisition of SMB:LIVE	---	—	(702)
Change in valuation allowance	(4,024)	525	1,562
Other	504	365	35
	$1,154	$735	$(540)

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Accrued expenses	$1,912	$850
Deferred rent	1,262	928
Vacation accrual	506	527
Intangible assets	404	965
State taxes	262	70
Allowance for doubtful accounts	105	148
Net operating loss carryforward	8,134	12,495
Gross deferred tax assets	12,585	15,983
Less: valuation allowance	(6,403)	(10,427)
Net deferred tax assets	6,182	5,556
Deferred tax liabilities:
Capitalized software	(4,024)	(2,671)
Depreciation	(2,555)	(3,070)
Net deferred tax liabilities	$(397)	$(185)

Net deferred tax liabilities are included in “Deferred rent and other liabilities” in the accompanying Consolidated Balance Sheets.

The following table summarizes the Company’s net operating loss carry-forwards as of December 31, 2012:

Net operating loss:	Balance at December 31, 2012 (in thousands)	Beginning Expiration Year

State	$2,277	Various jurisdictions from 2020 to 2031
Foreign	$25,756	Generally do not expire, but are subject to certain limitations

PAGE F - 27

The federal NOL carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years.  According to the application of ASC 740, they are larger than the NOLs for which a deferred tax asset is recognized for financial statement purposes.

The Company evaluates its deferred tax assets on a quarterly basis to determine if a valuation allowance against its net deferred tax assets is required.   Realization of the Company’s deferred tax assets is dependent primarily on the generation of future taxable income.  In considering the need for a valuation allowance, the Company considers its historical, as well as, future projected taxable income, along with other positive and negative evidence in assessing the realizability of its deferred tax assets.  Due to the Company’s history of cumulative losses, the Company recorded a valuation allowance of $6.4 million and $10.4 million in 2012 and 2011, respectively. In 2012, the net valuation allowance decreased by $4.0 million, primarily due to the utilization of net operating losses in certain US and foreign jurisdictions.  In 2011 and 2010, the net valuation allowance increased by $3.0 million and $2.7 million, respectively, due in part to the generation of additional deferred tax assets associated with net operating losses in certain US and foreign jurisdictions.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries in the amount of $1.1 million that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from a subsidiary or a sale or liquidation of a subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

At December 31, 2012, the Company had gross unrecognized tax benefits of approximately $2.1 million. Of this total, approximately $0.1 million would affect the Company’s effective tax rate if recognized. The Company classifies liabilities for unrecognized tax benefits for which it does not anticipate payment or receipt of cash within one year in non-current other liabilities.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2012	2011	2010
Unrecognized tax benefits – beginning balance	$2,100	$2,000	$2,000
Gross increases – tax positions taken in prior period	—	100	—
Unrecognized tax benefits – ending balance	$2,100	$2,100	$2,000

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Related to the unrecognized tax benefits noted above, the Company accrued no additional interest or penalties during 2012 and in total, as of December 31, 2012, has recognized a liability for interest and penalties of $ 0.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities.

The Company does not expect significant changes to the unrecognized tax benefits in the next 12 months.

13. 401(k) Plan

In February 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all full-time employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the plan at the discretion of its board of directors. No contributions have been made to the plan during the years ended December 31, 2012, 2011 and 2010.

14. Segment Information

The Company operates in one operating segment. The Company’s chief operating decision maker (“CODM”) manages the Company’s operations on a consolidated basis for purposes of evaluating financial performance and allocating resources.

PAGE F - 28

Revenue by geographic region with respect to the Direct Local channel and National Brands is based on the physical location of the sales office, and with respect to Agencies and Resellers, is based on the physical location of the agency or reseller. The following summarizes revenue by geographic region (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue:
North America	$327,521	$289,249	$241,696
International	127,833	85,992	49,993
	$455,354	$375,241	$291,689
Long Lived Assets:
North America	$6,395	$8,159
International	4,671	4,757
	$11,066	$12,916

The results of the Australia geographic region have been included in the Company’s consolidated financial statements and include revenues of $72.6 million, $56.2 million, and $32.7 million in 2012, 2011 and 2010, respectively. Long-lived assets of the Australia geographic region were $1.7 million and $2.4 million at December 31, 2012 and 2011, respectively.

15. Discontinued Operations

On November 1, 2011, the Company announced that it would wind down the operations of Bizzy and determined that Bizzy would be considered a discontinued operation as of the third quarter of 2011. In connection with this decision, the Company recorded a charge of $4.0 million in 2011 to reflect the impairment of capitalized software development costs, personnel and severance costs, operating losses, facilities and other costs. As of December 31, 2012, liabilities from discontinued operations are expected to be settled over the next year.

 16. Quarterly Information (Unaudited)

The following table sets forth unaudited quarterly financial data for the four quarters of each of 2012 and 2011. As a result of the winding down of the operations of Bizzy, management has reclassified and presented all related historical financial information as “discontinued operations” in the following Consolidated Statements of Operations. As more fully discussed in Note 11, stock-based compensation expense for the quarter ended December 31, 2011 was adjusted for the impact of historical forfeitures.

	Dec 31, 2012	Sept 30, 2012	June 30, 2012	Mar 31, 2012	Dec 31, 2011	Sept 30, 2011	June 30, 2011	Mar 31, 2011
Revenue	$120,248	$118,891	$112,212	$104,003	$99,802	$98,629	$92,752	$84,058
Cost of revenue	$59,790	$59,500	$55,656	$52,390	$49,196	$50,265	$46,598	$44,500
Income (loss) from continuing operations, net of income taxes	$(394)	$836	$332	$(1,006)	$151	$(1,329)	$(276)	$(2,672)
Loss from discontinued operations, net of income taxes	$—	$—	$—	$—	$(1,495)	$(3,272)	$(673)	$(775)
Net income (loss)	$(394)	$836	$332	$(1,006)	$(1,344)	$(4,601)	$(949)	$(3,447)

Income (loss) per share from continuing operations, basic	$(0.01)	$0.03	$0.01	$(0.03)	$0.01	$(0.05)	$(0.01)	$(0.09)
Loss per share from discontinued operations, basic	—	—	—	—	(0.05)	(0.11)	(0.02)	(0.03)
Net income (loss) per share, basic	$(0.01)	$0.03	$0.01	$(0.03)	$(0.05)	$(0.16)	$(0.03)	$(0.12)

Income (loss) per share from continuing operations, diluted	$(0.01)	$0.03	$0.01	$(0.03)	$0.01	$(0.05)	$(0.01)	$(0.09)
Loss per share from discontinued operations, diluted	—	—	—	—	(0.05)	(0.11)	(0.02)	(0.03)
Net income (loss) per share, diluted	$(0.01)	$0.03	$0.01	$(0.03)	$(0.05)	$(0.16)	$(0.03)	$(0.12)

PAGE F - 29

EXHIBIT INDEX
Exhibit No.	Description of Document

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

10.01*	Form of Indemnification Agreement for Directors and Executive Officers

10.02*
Offer Letter between ReachLocal, Inc. and Zorik Gordon, dated May 14, 2004 (incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.03*
Offer Letter between ReachLocal, Inc. and Michael Kline, dated May 14, 2004 (incorporated by reference to Exhibit 10.11 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.04*
Offer of Employment by and between ReachLocal, Inc. and Ross G. Landsbaum, dated as of May 30, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.05*
Offer of Employment by and between ReachLocal, Inc. and Nathan Hanks, dated as of May 6, 2009 (incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.06*
Amendment to Offer Letter between ReachLocal, Inc. and Zorik Gordon, dated February 22, 2010 (incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.07*
Amendment to Offer Letter between ReachLocal, Inc. and Michael Kline, dated February 22, 2010 (incorporated by reference to Exhibit 10.20 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.08*
Amendment to Offer of Employment between ReachLocal, Inc. and Nathan Hanks, dated February 22, 2010 (incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

PAGE F - 30

10.09*
Offer Letter between ReachLocal, Inc. and John Mazur, dated January 14, 2008, as amended (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34749) filed with the SEC on May 4, 2012)

10.10*
Secondment Letter between ReachLocal, Inc. and John Mazur, dated January 1, 2012 (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34749) filed with the SEC on May 4, 2012)

10.11*
Transition Agreement between ReachLocal, Inc. and Michael Kline, dated November 1, 2012 (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-34749) filed with the SEC on November 6, 2012)

10.12*
Form of Amended and Restated Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.13*
Share Purchase Agreement, by and among ReachLocal, Inc. and the Persons listed on Annex A thereto, dated as of September 11, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 24, 2010)

10.14*
ReachLocal, Inc. Incentive Bonus Plan, effective as of February 21, 2010 (incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.15*
ReachLocal, Inc. Director Stock Plan (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.16*
2009 Executive Bonus Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.08 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.17*
ReachLocal, Inc. Change in Control and Severance Policy for Senior Management, effective as of February 21, 2010 (incorporated by reference to Exhibit 10.09 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.18*
ReachLocal, Inc. 2004 Stock Plan, adopted April 21, 2004, as amended as of April 8, 2005, July 31, 2006 and September 17, 2007 (incorporated by reference to Exhibit 10.04 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.19*
Amended and Restated ReachLocal, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

10.20*
Form of Stock Option Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-34749) filed with the SEC on March 15, 2012)

10.21*
Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-34749) filed with the SEC on August 6, 2012)

10.22*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-34749) filed with the SEC on August 6, 2012)

10.23*	Form of Performance-Vesting Restricted Stock Unit Award Agreement

10.24*	Form of Performance-Vesting Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K (File No. 001-34749) filed with the SEC on February 15, 2013)

PAGE F - 31

10.25*
Form of Stock Option Agreement (Regulation D Early Exercise) (incorporated by reference to Exhibit 10.06 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.26*
Form of Stock Option Agreement (Rule 701) (incorporated by reference to Exhibit 10.07 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.27*
Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-34749) filed with the SEC on August 4, 2011)

10.28
Lease Agreement, dated as of June 2, 2006, between ReachLocal, Inc. and CB Parkway Business Center, Ltd., as amended (incorporated by reference to Exhibit 10.02 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.29
Fifth Amendment to Lease Agreement, dated November 27, 2012,  among ARI - International Business Park, LLC, ARI - IBP 1, LLC, ARI - IBP 2, LLC, ARI - IBP 3, LLC, ARI - IBP 4, LLC, ARI - IBP 5, LLC, ARI - IBP 6, LLC, ARI - IBP 7, LLC, ARI - IBP 8, LLC, ARI - IBP 9, LLC, ARI - IBP 11, LLC, and ARI - IBP 12, LLC, acting by and through Billingsley Property Services, Inc., as agent for Landlord, and ReachLocal, Inc. (incorporated by reference to Exhibit 99.01 of the Company’s Current Report on Form 8-K (File No. 001-34749) filed with the SEC on November 29, 2012)

10.30
Office Lease, dated as of August 30, 2006, by and between ReachLocal, Inc. and Douglas Emmett 2000, LLC, as amended (incorporated by reference to Exhibit 10.03 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.31
Second Amendment to Office Lease, dated as of September 1, 2010, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34749) filed with the Securities and Exchange Commission on November 4, 2010)

10.32
Third Amendment to Office Lease, dated as of July 22, 2011, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34749) filed with the SEC on November 7, 2011)

10.33
Lease Agreement, dated as of February 2, 2010,  among ARI – International Business Park, LLC, ARI- IBP 1, LLC, ARI - IBP 2, LLC, ARI - IBP 3, LLC, ARI - IBP 4, LLC, ARI - IBP 5, LLC, ARI - IBP 6, LLC, ARI - IBP 7, LLC, ARI - IBP 8, LLC, ARI - IBP 9, LLC, ARI - IBP 11, LLC, and ARI - IBP 12, LLC, acting by and through Billingsley Property Services, Inc., as agent for Landlord, and ReachLocal, Inc., as amended (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-34749) filed with the SEC on March 15, 2012)

10.34
Fourth Amendment to Lease Agreement, dated November 27, 2012,  among ARI - International Business Park, LLC, ARI - IBP 1, LLC, ARI - IBP 2, LLC, ARI - IBP 3, LLC, ARI - IBP 4, LLC, ARI - IBP 5, LLC, ARI - IBP 6, LLC, ARI - IBP 7, LLC, ARI - IBP 8, LLC, ARI - IBP 9, LLC, ARI - IBP 11, LLC, and ARI - IBP 12, LLC, acting by and through Billingsley Property Services, Inc., as agent for Landlord, and ReachLocal, Inc. (incorporated by reference to Exhibit 99.02 of the Company’s Current Report on Form 8-K (File No. 001-34749) filed with the SEC on November 29, 2012)

10.35	Side Letter, dated November 30, 2012, between Billingsley Property Services, Inc. and ReachLocal, Inc.

10.36
Google Inc. AdWords Reseller Addendum, dated April 25, 2011, between ReachLocal, Inc. and Google Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-34749) filed with the SEC on May 16, 2011)

PAGE F - 32

10.37
Amendment to the Google Inc. AdWords Reseller Addendum, dated November 1, 2011, between ReachLocal, Inc. and Google Inc. (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-34749) filed with the SEC on March 15, 2012)

10.38
Google AdWords Reseller Agreement, dated May 9, 2011, between ReachLocal Netherlands B.V. and Google Ireland Limited (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-34749) filed with the SEC on May 16, 2011)

10.39
Amendment Number Three to the Google Adwords Reseller Agreement, dated August 17, 2012, between ReachLocal Netherlands B.V. and Google Ireland Limited (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 001-34749) filed with the SEC on November 6, 2012)

21.01	List of subsidiaries of ReachLocal, Inc.

23.01	Consent of Independent Registered Public Accounting Firm

24.01	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

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

PAGE F - 33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 11, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 11, 2013.

Signature	Title	Date

/s/ Zorik Gordon	Chief Executive Officer, Director	March 11, 2013
Zorik Gordon	(Principal Executive Officer)

/s/ Ross G. Landsbaum	Chief Financial Officer	March 11, 2013
Ross G. Landsbaum	(Principal Financial Officer)

/s/ David Day	Senior Vice President, Corporate Controller and Chief	March 11, 2013
David Day	Accounting Officer (Principal Accounting Officer)

/s/ Nathan Hanks	President, Director	March 11, 2013
Nathan Hanks

/s/ David Carlick	Director	March 11, 2013
David Carlick

/s/ Robert Dykes	Director	March 11, 2013
Robert Dykes

/s/ James Geiger	Director	March 11, 2013
James Geiger

/s/ Habib Kairouz	Director	March 11, 2013
Habib Kairouz

/s/ Alan Salzman	Director	March 11, 2013
Alan Salzman

PAGE F - 34