Form 10-Q
period 2013-03-31
ReachLocal Inc
filed 2013-05-09
CIK 1297336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 3, 2013
Common Stock, $0.00001 par value	28,417,640

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets

Current assets:
Cash and cash equivalents	$87,649	$92,336
Short-term investments	574	3,149
Accounts receivable, net of allowance for doubtful accounts of $224 and $259 at March 31, 2013 and December 31, 2012, respectively	5,563	5,689
Other receivables and prepaid expenses	9,951	8,957
Total current assets	103,737	110,131

Property and equipment, net	11,686	11,066
Capitalized software development costs, net	15,569	14,704
Restricted certificates of deposit	1,257	1,226
Intangible assets, net	2,047	2,442
Other assets	6,862	4,044
Goodwill	42,083	42,083
Total assets	$183,241	$185,696

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$36,462	$35,297
Accrued expenses	25,115	27,422
Deferred revenue and other current liabilities	36,472	36,304
Liabilities of discontinued operations	762	767
Total current liabilities	98,811	99,790
Deferred rent and other liabilities	3,629	4,020
Total liabilities	102,440	103,810

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 28,279 and 28,154 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Receivable from stockholder	(90)	(89)
Additional paid-in capital	110,112	110,573
Accumulated deficit	(27,711)	(27,076)
Accumulated other comprehensive loss	(1,510)	(1,522)
Total stockholders’ equity	80,801	81,886
Total liabilities and stockholders’ equity	$183,241	$185,696

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$121,820	$104,003
Cost of revenue	61,553	52,390
Operating expenses:
Selling and marketing	44,699	38,543
Product and technology	6,176	4,333
General and administrative	9,225	9,807
Total operating expenses	60,100	52,683
Income (loss) from operations	167	(1,070)
Other income, net	227	203
Income (loss) from operations before provision for income taxes	394	(867)
Provision for income taxes	1,029	139
Net loss	$(635)	$(1,006)

Net loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted average common shares used in computation of net loss per share, basic and diluted	28,112	29,111

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(635)	$(1,006)
Other comprehensive income:
Foreign currency translation adjustments	12	97
Other comprehensive income	12	97
Comprehensive loss	$(623)	$(909)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities:
Net loss	$(635)	$(1,006)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,031	2,964
Stock-based compensation	2,720	2,096
Excess tax benefits from stock-based awards	(576)	—
Provision for doubtful accounts	215	78
Changes in operating assets and liabilities:
Accounts receivable	(122)	(222)
Other receivables and prepaid expenses	(1,024)	836
Other assets	(373)	(30)
Accounts payable and accrued expenses	(48)	3,530
Deferred revenue, rent and other liabilities	516	5,108
Net cash provided by operating activities, continuing operations	4,704	13,354
Net cash used for operating activities, discontinued operations	(6)	(136)
Net cash provided by operating activities	4,698	13,218

Cash flow from investing activities:
Additions to property, equipment and software	(5,153)	(4,490)
Acquisitions, net of acquired cash	(363)	(1,035)
Investment in partnership	(2,500)	—
Maturities of certificates of deposits and short-term investments	2,578	383
Purchases of certificates of deposits and short-term investments	(29)	—
Net cash used in investing activities	(5,467)	(5,142)

Cash flow from financing activities:
Proceeds from exercise of stock options	1,441	11
Excess tax benefits from stock-based awards	576	—
Common stock repurchases	(5,397)	(2,786)
Net cash used financing activities	(3,380)	(2,775)
Effect of exchange rate changes on cash and cash equivalents	(538)	510
Net change in cash and cash equivalents	(4,687)	5,811
Cash and cash equivalents—beginning of period	92,336	84,525
Cash and cash equivalents—end of period	$87,649	$90,336

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$94	$86
Deferred payment obligation decrease	$(122)	$(243)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in North America, Australia, the United Kingdom, the Netherlands, Germany, Austria, Japan, Brazil and India. The Company’s mission is to help small- and medium-sized businesses (“SMBs”) acquire, transact with, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising (ReachDisplay™), display retargeting (ReachRetargeting™), online marketing analytics (TotalTrack®), and assisted chat service (TotalLiveChat™), each targeted to the SMB market. In 2013, we expect to expand our product suite to include three software-as-a-service, or SaaS, products: ReachConvert (marketing automation and lead conversion), ReachCommerce (supporting online booking, transaction and back office processes), and ReachEdge (a marketing system that includes a website solution, ReachSite, and ReachConvert).   The Company delivers this suite of services to SMBs through a combination of its proprietary technology platform, the RL Platform, its direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers. We are also developing a new consumer service, ClubLocal™, through which we create a direct relationship with consumers and provide home-related services by engaging third-party suppliers which perform the agreed services on our behalf.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Condensed Consolidated Balance Sheet as of December 31, 2012 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2013, the Company’s results of operations for the three months ended March 31, 2013 and 2012, and the Company’s cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. All references to the three months ended March 31, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited.

Discontinued Operations

As a result of winding down and closing the operations of Bizzy, effective November 2011, the Company has reclassified and presented all related historical financial information as “discontinued operations” in the accompanying Condensed Consolidated Balance Sheets, and Consolidated Statements of Cash Flows. In addition, all Bizzy-related activities have been excluded from the notes unless specifically referenced.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the current period.

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

The Company recognizes revenue as the cost for the third-party media is incurred, which is upon delivery of the advertising on behalf of its clients. The Company recognizes revenue for its ReachSearch product as clicks are recorded on sponsored links on the various search engines and for its ReachDisplay and ReachRetargeting products when the display advertisements record impressions or as otherwise provided in its agreement with the applicable publisher. The Company recognizes revenue for its ReachCast product on a straight line basis over the applicable service period for each campaign. The Company recognizes revenue when it charges set-up, management service or other fees on a straight line basis over the term of the related campaign contract or the completion of any obligation for services, if shorter. When the Company receives advance payments from clients, management records these amounts as deferred revenue until the revenue is recognized. When the Company extends credit, management records a receivable when the revenue is recognized.

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

The Company recently launched a new consumer service, ClubLocal, through which it creates a direct relationship with consumers and provides home-related services by engaging third-party suppliers who perform the agreed services on the Company’s behalf. Revenue is recognized when services have been provided. As the Company is the primary obligor under the arrangements, has discretion in supplier selection, has latitude in establishing prices, and bears the credit risk, it recognizes the gross amount of sales as revenue and records the cost of the service provided as cost of revenue.

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

The Company accounts for sales and similar taxes imposed on its services on a net basis in the Condensed Consolidated Statements of Operations.

Software Development Costs

The Company capitalizes costs to develop software when management has determined that the development efforts will result in new or additional functionality, or new products. Costs capitalized as internal use software are amortized on a straight-line basis over the estimated three-year useful life. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and are recorded along with amortization of capitalized software development costs as product and technology expenses within the accompanying Condensed Consolidated Statements of Operations. The Company monitors its existing capitalized software costs and reduces its carrying value as the result of releases that render previous features or functions obsolete or otherwise reduce the value of previously capitalized costs.

Goodwill

The Company’s total goodwill of $42.1 million as of both March 31, 2013 and December 31, 2012, is related to the Company’s acquired businesses.   The Company operates in one reportable segment, in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, and has identified two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by segment management. North America’s assigned goodwill was $9.7 million and Australia’s assigned goodwill was $32.4 million as of both March 31, 2013 and December 31, 2013. The Company reviews the carrying amounts of goodwill for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The Company performs its annual assessment of goodwill impairment as of the first day of each fourth quarter.

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

The fair value of each award is estimated on the date of the grant and amortized over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, expected term and risk-free interest rate. In addition, the Company uses a Monte Carlo simulation model to estimate the fair value of performance-vesting restricted stock and restricted stock units. Determining the fair value of these awards at the grant date under this model requires judgment, including estimating volatility, risk-free rate and expected future stock price. The assumptions used in calculating the fair value of stock-based awards represent management’s estimate based on judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the Black-Scholes or Monte Carlo simulation models significantly change, stock-based compensation for future awards may differ materially from the awards granted previously.

Variable Interest Entities

In accordance with ASC 810, Consolidations, the applicable accounting guidance for the consolidation of variable interest entities (“VIE”), the Company analyzes its interests, including agreements, loans, guarantees, and equity investments, on a periodic basis to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on the design of the entity, its organizational structure including its decision-making authority, and relevant agreements. If the Company determines that the entity is a VIE, the Company then assesses if it must consolidate the VIE as its primary beneficiary. The Company’s determination of whether it is the primary beneficiary is based upon qualitative and quantitative analyses, which assess the purpose and design of the VIE, the nature of the VIE’s risks and the risks that the Company absorbs, the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. See Note 6, “Variable Interest Entities”, for more information.

Loan Receivable

 The loan receivable is recorded at carrying value, net of potential allowance for losses. Losses on the receivable are recorded when probable and estimable. The Company routinely evaluates the receivable for potential collection issues that might indicate an impairment. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that the Company will experience losses that are different from its current estimates. Write-offs are deducted from the allowance for losses when the Company judges the principal to be uncollectible. Any subsequent recoveries are added to the allowance at the time cash is received on a written-off balance. Interest income on the loan receivable is accrued on a monthly basis over the life of the loan. See Note 6, “Variable Interest Entities”, for more information.

Common Stock Repurchase and Retirement

Common stock repurchased is retired, and the excess of the cost over the par value of the common shares repurchased is recorded to additional paid-in capital.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. The Company was in a net loss position for each of the three-month periods ended March 31, 2013 and 2012, and therefore the number of diluted shares was equal to the number of basic shares for each of these periods.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended March 31,
	2013	2012
Deferred stock consideration and unvested restricted stock	238	26
Stock options and warrant	3,555	7,260
	3,793	7,286

3. Fair Value of Financial Instruments

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$87,649	$87,649	$—	$—
Certificates of deposit	$1,831	$1,831	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$92,336	$92,336	$—	$—
Certificates of deposit	$4,375	$4,375	$—	$—

The following table provides information about assets not carried at fair value in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Loan receivable	$1,913	$1,913	$1,954	$1,954

The OxataSMB B.V. (“OxataSMB”) loan receivable is not actively traded and its fair value is estimated based on valuation methodologies using current market interest rate data adjusted for inherent credit risk. See Note 6, “Variable Interest Entities”, for further information on the loan receivable.

The Company also has an investment in a privately held partnership, which is a service provider, in which the Company’s ownership is less than 20% and the Company does not have significant influence. The investment is accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of the Company’s cost method investment was $2.5 million as of March 31, 2013, and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet.

4. Acquisitions

Deferred Consideration

In connection with its 2012 RealPractice acquisition, the Company is obligated to pay an additional $0.3 million in cash on January 3, 2014, subject to adjustment.

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

As part of consideration paid to acquire SMB:Live Corporation (“SMB:Live”), on February 22, 2012, the Company paid $0.6 million in cash and issued 181,224 shares of its common stock as final payment in connection with the acquisition.

Intangible Assets

As of March 31, 2013, intangible assets from acquisitions included developed technology of $2.0 million (net of accumulated amortization of $1.0 million) amortized over three years, and customer relationships of $13,000 (net of accumulated amortization of $38,000) amortized over one year. As of December 31, 2012, intangible assets from acquisitions included developed technology of $2.4 million (net of accumulated amortization of $2.9 million) amortized over three years, and customer relationships of $25,000 (net of accumulated amortization of $25,000) amortized over one year. Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Year Ending December 31,
2013 (9 months)	$777
2014	853
2015	417
Total	$2,047

For the three months ended March 31, 2013 and 2012, amortization expense related to acquired intangibles was $0.4 million and $0.5 million, respectively.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Capitalized software development costs	$35,020	$31,944
Accumulated amortization	(19,451)	(17,240)
Capitalized software development costs, net	$15,569	$14,704

The Company recorded amortization expense of $2.2 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, $3.3 million of capitalized software development costs relate to projects still in process.

6. Variable Interest Entities

On July 6, 2012, the Company completed a transaction with OxataSMB, in which the Company entered into a franchise agreement with OxataSMB permitting OxataSMB to operate and resell the Company’s services under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. Pursuant to the franchise agreement, OxataSMB receives access to the RL platform, training, marketing and branding materials, media purchasing, campaign management and provisioning, sourcing of telephony, and technical support. The Company does not anticipate OxataSMB will pursue activities other than as a franchisee. In addition, the Company entered into a market development loan agreement with OxataSMB pursuant to which the Company agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) has been advanced. The ability to draw down the remaining loan amount is dependent on OxataSMB achieving certain milestones by June 29, 2013, subject to a six-month extension at the Company’s option. The loan has a two-year term and accrues interest at 4% per annum, but does not require principal or interest payments for two years, and can be extended for an additional 24 months based on achievement of certain milestones. Prior to advancement of the loan, OxataSMB had €1.45 million ($1.9 million) of contributed capital. As of March 31, 2013, OxataSMB had assets of less than $6.0 million and its results of operations since inception were not significant. In addition, the Company has an option to buy OxataSMB at an independently-determined fair value at the end of the initial loan term, subject to extension.

OxataSMB is considered a VIE with respect to the Company because, depending on its performance, OxataSMB may not have sufficient equity to finance its activities without additional financial support.Based on the Company’s initial assessment in 2012, the Company was not the primary beneficiary of OxataSMB because it did not have: (1) the power to direct the activities that most significantly impact OxataSMB’s economic performance or (2) the obligation to absorb losses of OxataSMB or the right to receive benefits from OxataSMB that could potentially be significant. Therefore, the Company did not consolidate the results of OxataSMB and transactions with OxataSMB results were accounted for similarly to the Company’s resellers. At March 31, 2013, the Company concluded no events or changes in circumstances have occurred that would change the Company’s initial assessment of OxataSMB’s VIE status and that the Company was not a primary beneficiary of OxataSMB. The loan receivable is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet. As of March 31, 2013, the Company’s maximum exposure to loss related to the unconsolidated VIE consisted of its loan and accumulated interest receivable of $1.9 million and its contingent commitment to provide €1.45 million ($1.9 million) of additional debt financing. No allowance for loan losses has been recorded against the loan receivable. However, should the operating and financial performance of OxataSMB not perform within expectations, a provision for loan loss may be necessary in the future.

 7. Current Liabilities

Accrued expenses consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued compensation and benefits	$11,620	$14,558
Other	13,495	12,864
Total accrued expenses	$25,115	$27,422

Deferred revenue and other current liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred revenue	$34,663	$34,142
Other	1,809	2,162
Total deferred revenue and other current liabilities	$36,472	$36,304

 8. Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of existing matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

9. Stockholders’ Equity

Common Stock Repurchases

On November 4, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock. On December 13, 2012, the Company announced the Board of Directors increased the total authorized repurchase amount by $6.0 million, and on March 4, 2013, the Company announced that its Board of Directors increased the total authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At March 31, 2013, the Company had executed repurchases of 2.4 million shares of its common stock under the program for an aggregate of $22.8 million, of which $5.4 million or 384,000 shares were repurchased during the three months ended March 31, 2013. From April 1, 2013 to May 3, 2013, the Company repurchased an additional $2.0 million of its common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

10. Stock-Based Compensation

Stock Options

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,052	$10.71
Granted	752	$12.98
Exercised	(191)	$7.53
Forfeited	(81)	$10.92
Outstanding at March 31, 2013	7,532	$11.02	4.8	$31,287

Vested and exercisable at March 31, 2013	4,028	$10.61	3.5	$18,387

Unvested at March 31, 2013, net of estimated forfeitures	3,503	$11.48	6.2	$12,900

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Expected dividend yield	0%	0%
Risk-free interest rate	0.86%	0.88%
Expected life (in years)	4.75	4.75
Expected volatility	60%	57%

The per-share weighted-average grant date fair value of options granted during the three months ended March 31, 2013 was $6.13. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2013 was $1.2 million.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	382	$11.09
Granted	601	$6.21
Forfeited	(2)	$6.89
Vested	(47)	$10.85
Unvested at March 31, 2013	934	$5.32

Grants during the period included 504,000 performance-vesting shares of restricted stock and restricted stock units that will each vest based on achievement of both Company stock price targets and continued service. The grant date fair value of these awards were estimated using a Monte Carlo simulation model and were $5.52 per share.

Stock-Based Compensation Expense

The Company records stock-based compensation expense net of amounts capitalized as stock-based compensation in association with software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation	$2,814	$2,182
Less: Capitalized stock-based compensation	94	86
Stock-based compensation expense, net	$2,720	$2,096

Stock-based compensation, net of capitalization, is included in the accompanying Condensed Consolidated Statements of Operations within the following captions (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation, net of capitalization
Cost of revenue	$136	$54
Selling and marketing	830	300
Product and technology	229	249
General and administrative	1,525	1,493
	$2,720	$2,096

As of March 31, 2013, there was $24.4 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.6 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

11. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimates the effective annual tax rate and applies this rate to the year-to-date pre-tax book income or loss to determine the interim provision for income taxes. For the three months ended March 31, 2013 and 2012, the income tax provisions were $1.0 million and $0.1 million, respectively. The income tax provision for the three months ended March 31, 2013 relates to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations. The overall increase in tax expense for the first three months of 2013 compared to the same period in 2012 was primarily due to an increase in the income tax provision resulting from the realization of historic excess windfall tax benefits not previously recognized for financial statement purposes.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. All of the Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities.

12. Segment Information

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

Revenue by geographic region with respect to the Direct Local and National Brands channels is based on the physical location of the sales office, and with respect to Agencies and Resellers, is based on the physical location of the agency or reseller. The following summarizes revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue:
North America	$83,133	$76,476
International	38,687	27,527
	$121,820	$104,003

	March 31, 2013	December 31, 2012
Long-lived assets:
North America	$6,697	$6,395
International	4,989	4,671
	$11,686	$11,066

The results of the Australia geographic region have been included in the Company’s condensed consolidated financial statements and include revenues of $20.2 million and $16.7 million for the three months ended March 31, 2013 and 2012, respectively. Long-lived assets of the Australia geographic region were $1.5 million and $1.7 million at March 31, 2013 and December 31, 2012, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

In this document, ReachLocal, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “ReachLocal.”

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our 2012 Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Our mission is to help small and medium-sized businesses, or SMBs, acquire, transact with, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including ReachSearch™ (search engine marketing), ReachCast™ (Web presence), ReachDisplay™ (display advertising),  ReachRetargeting™ (display retargeting), online marketing analytics, and other related products and solutions, each targeted to the SMB market. In 2013, we expect to expand our product suite to include three software-as-a-service, or SaaS, products: ReachConvert (marketing automation and lead conversion), ReachCommerce (supporting online booking, transaction and back office processes), and ReachEdge (a marketing system that includes a website solution, ReachSite, and ReachConvert).  We deliver these solutions to SMBs through a combination of our proprietary platform, the RL Platform, and our direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies, resellers and a franchisee. We are also developing a new consumer service, ClubLocal™, through which we create a direct relationship with consumers and provide home-related services by engaging third-party suppliers which perform the agreed services on our behalf.

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

 In 2006, we entered our first market outside of North America through a joint venture in Australia, and in 2009, we acquired the remaining interest in the joint venture. We entered the United Kingdom and Canada in 2008, Germany and the Netherlands in 2011, Japan and Brazil in 2012, and Austria in 2013. We also serve clients in New Zealand, Slovakia, Poland and Czech Republic through our resellers, including a franchisee. In 2010, we commenced campaign management and provisioning operations in India.

Business Model and Operating Metrics

Our Direct Local channel represents the majority of our revenue. As a percentage of revenue, Direct Local revenue has increased to 80% for the three months ended March 31, 2013, from 79% for the three months ended March 31, 2012. Growth in Direct Local revenue is largely attributable to an increase in the number of Upperclassmen (as defined below) and the productivity of Upperclassmen driven by their increased tenure. Also contributing to the increase was growth in the number of international IMCs who, on average, are more productive than our North American IMCs.

Number of IMCs

Our ongoing investment in increasing the number of our IMCs has been the principal engine for our growth. Typically, each month, we hire 40-50 IMCs worldwide, with the hiring weighted towards the first ten months of the year. We refer to IMCs with 12 months or less of experience as Underclassmen and those with greater experience as Upperclassmen. In particular, our revenue growth is driven by the increase in the number of our Upperclassmen, who are significantly more productive than our Underclassmen. As such, we believe that our ability to grow our business is highly dependent on our ability to grow the number of our Upperclassmen. Beyond our hiring practices, which determine the number of IMCs to be hired as well as the rate at which we hire them, the increase in the number of Upperclassmen depends primarily on the productivity of Underclassmen, as the majority of Underclassmen attrition has been involuntary and is based on performance relative to a standard level of revenue growth and other performance metrics determined by us. We do not expect all Underclassmen to become Upperclassmen, and our investment decisions anticipate the cost of attrition. Our revenue growth is also driven by the increase in the number of our international IMCs as our international IMCs are on average more productive than our North American IMCs, which we attribute to lower levels of competition and lower existing online advertising consumption by SMBs in those markets.

At March 31, 2013, we had 419 Upperclassmen and 412 Underclassman, for a total of 831 IMCs, as compared to 381 Upperclassmen and 417 Underclassman, for a total of 798 IMCs, at March 31, 2012.

Total IMCs at March 31, 2013 increased from a year ago, and include those involved in our inside sales efforts. The number of Underclassmen at March 31, 2013 was slightly lower than at March 31, 2012 due to lower IMC hiring rates in North America than in the prior year period, as we shifted IMC hiring to our newer international markets and focused on improving Upperclassmen productivity in our more established markets.

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

We determine the amount to invest in Underclassmen based on our objectives for development of the business and the key factors affecting IMC productivity described above. The increase in Underclassmen Expense in the three months ended March 31, 2013, compared to the same period in 2012, was primarily attributable to our international expansion, partially offset by a reduced investment in North America.

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

At March 31, 2013, we had approximately 22,800 Active Advertisers and 34,000 Active Campaigns, as compared to approximately 20,400 Active Advertisers and 30,100 Active Campaigns as of March 31, 2012. Active Advertisers and Active Campaigns increased over the period due to an increase in the number of Upperclassmen and the productivity of Upperclassmen driven by their increased tenure, an increase in the number of products available for our IMCs to sell, and growth within our National Brands, Agencies and Resellers channel.

 Basis of Presentation

Discontinued Operations

As a result of the winding down of the operations of Bizzy, we have reclassified and presented all related historical financial information as “discontinued operations” in the accompanying Condensed Consolidated Balance Sheets and Consolidated Statements of Cash Flows. In addition, we have excluded all Bizzy-related activities from the following discussions, unless specifically referenced.

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

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $4.1 million and $3.8 million of accounts receivables related to our National Brands, Agencies and Resellers at March 31, 2013 and December 31, 2012, respectively.

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized. From time to time, publishers offer the Company rebates based upon various factors and operating rules, including the amount of media purchased. We record these rebates in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher, or as an other receivable, as appropriate. Cost of revenue also includes third-party telephone and information services costs, data center and third-party hosting costs, credit card processing fees, third-party content and other direct costs. Cost of revenue also includes the cost of service-providers related to our ClubLocal service.

In addition, cost of revenue includes costs to initiate, operate and manage clients’ campaigns, other than costs associated with the Company’s sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for the related staff, and allocated overhead such as depreciation expense, rent and utilities, as well as an allocable portion of our technical operations costs. Cost of revenue also includes the amortization and impairment charges on certain acquired intangible assets.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of personnel and related expenses for our selling and marketing staff, including salaries and wages, commissions, and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for IMCs, sales management and other employees in the sales organization is based on commissions and other variable compensation. In addition, the cost of agency commissions is included in selling and marketing expenses.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

There have been no material changes to our critical accounting policies. For further information on our critical and other significant accounting policies, see our 2012 Annual Report on Form 10-K.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our condensed consolidated financial statements:

•     Revenue recognition
•     Software development costs
•     Goodwill
•     Long-lived and intangible assets
•     Stock-based compensation
•     Variable interest entities
•     Income taxes
•     Common stock repurchase and retirement

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

We recently launched a new consumer service, ClubLocal, through which we create a direct relationship with consumers and provide home-related services by engaging third-party suppliers who perform the agreed services on our behalf. Revenue is recognized when services have been provided. As we are the primary obligor under the arrangements, have discretion in supplier selection, have latitude in establishing prices, and bear the credit risk, we recognize the gross amount of sales as revenue and records the cost of the service provided as cost of revenue.

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

We account for sales and similar taxes imposed on our services on a net basis in the Condensed Consolidated Statements of Operations.

Software Development Costs

We capitalize costs to develop software when we have determined that the development efforts will result in new or additional functionality, or new products. Costs capitalized as internal use software are amortized on a straight-line basis over the estimated three-year useful life. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and are recorded along with amortization of capitalized software development costs as product and technology expenses within the accompanying Condensed Consolidated Statements of Operations. We monitor our existing capitalized software costs and reduce its carrying value as the result of releases that render previous features or functions obsolete or otherwise reduce the value of previously capitalized costs.

Goodwill

We have total goodwill of $42.1 million as of March 31, 2013 and December 31, 2012, respectively, related to our acquired businesses. We operate in one reportable segment, in accordance with ASC 280, Segment Reporting, and have identified two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by each segment’s management. North America’s assigned goodwill was $9.7 million and Australia’s assigned goodwill was $32.4 million as of both March 31, 2013 and December 31, 2013. We review the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. We perform our annual assessment of goodwill impairment as of the first day of each fourth quarter.

We follow the amended guidance for assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in accordance with ASC 350-20, Intangibles – Goodwill and Other. Entities are provided with the option of first performing a qualitative assessment on any of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test is necessary. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective carrying amounts, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We estimate fair value utilizing the projected discounted cash flow method and discount rate determined by management to commensurate the risk inherent in our business model.

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

The fair value of each award is estimated on the date of the grant and amortized over the requisite service period, which is the vesting period. We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, expected term and risk-free interest rate. In addition, the Company uses a Monte Carlo simulation to estimate the fair value of performance-vesting restricted stock and restricted stock units. Determining the fair value of these awards at the grant date under this model requires judgment, including estimating volatility, risk-free rate and expected future stock price. The assumptions used in calculating the fair value of stock-based awards represent management’s estimate based on judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the Black-Scholes model significantly changes, stock-based compensation for future awards may differ materially from the awards granted previously.

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

Income Taxes

We record income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

We record tax benefits for income tax positions only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may differ from actual outcomes. We follow a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Our policy is to recognize interest and penalties related to tax in income tax expense.

Common Stock Repurchase and Retirement

Common stock repurchased is retired, and the excess of the cost over the par value of the common shares repurchased is recorded as a reduction to additional paid-in capital.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
(in thousands)
Revenue	$121,820	$104,003
Cost of revenue (1)	61,553	52,390
Operating expenses:
Selling and marketing (1)	44,699	38,543
Product and technology (1)	6,176	4,333
General and administrative (1)	9,225	9,807
Total operating expenses	60,100	52,683
Income (loss) from operations	167	(1,070)
Other income, net	227	203
Income (loss) from operations before provision for income taxes	394	(867)
Provision for income taxes	1,029	139
Net loss	$(635)	(1,006)

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation:
Cost of revenue	$136	$54
Selling and marketing	830	300
Product and technology	229	249
General and administrative	1,525	1,493
	$2,720	$2,096

Depreciation and amortization:
Cost of revenue	$219	$122
Selling and marketing	979	518
Product and technology	2,725	1,969
General and administrative	108	355
	$4,031	$2,964

Revenue

	Three Months Ended March 31,
	2013	2012	2013-2012 % Change
(in thousands)
Direct Local	$97,606	$81,740	19.4%
National Brands, Agencies and Resellers	24,214	22,263	8.8%
Total revenue	$121,820	$104,003	17.1%

	March 31,
	2013	2012	2013-2012 % Change

Number of IMCs:
Upperclassmen	419	381	10.0%
Underclassmen	412	417	(1.2)%
Total	831	798	4.1%

Active Advertisers (1)	22,800	20,400	11.8%
Active Campaigns (2)	34,000	30,100	13.0%

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

The increase in Direct Local revenue of $15.9 million for the three months ended March 31, 2013, compared to the same period in 2012, was largely driven by an increase in the number of Upperclassmen in our international markets, and an increase in the productivity of our IMCs in our domestic markets attributable to their increased tenure. Also contributing to the increase was growth in the number of international IMCs who, on average, are more productive than our North American IMCs, which we attribute to less competition and higher growth rates of online advertising demand by SMBs in those markets. Growth in our Direct Local channel is dependent on the size of our sales force, the level of product penetration and the overall consumption of online marketing services in our markets. Our future growth in this channel is therefore dependent on our continued investment in higher growth international markets and product expansion, and the general conditions of the markets in which we operate.

Total IMCs at March 31, 2013 increased from a year ago, and include those involved in our inside sales efforts. The number of Underclassmen at March 31, 2013 was slightly lower than at March 31, 2012 due to lower IMC hiring in North America than in the prior year period as we shifted our hiring of IMCs to our newer international markets and focused on improving Upperclassmen productivity in our more established markets. While we maintain flexibility in our IMC hiring strategy based on macroeconomic and market conditions, during 2013 we anticipate we will hire international IMCs at a rate similar to 2012, while we hire fewer North American IMCs as we focus on IMC productivity improvements in the near-term.

The increase in National Brands, Agencies and Resellers revenue of $2.0 million for the three months ended March 31, 2013, compared to the same period in 2012, was due to an increase in revenue from our domestic National Brands clients of $1.3 million and an increase in revenue from our international Agencies and Resellers of $1.2 million. These increases were primarily driven by increases in revenues from new National Brands, Agencies and Resellers clients, as well as an increase in the number of Agencies and Resellers.

Cost of Revenue

	Three Months Ended March 31,
	2013	2012	2013-2012 % Change
(in thousands)
Cost of revenue	$61,553	$52,390	17.5%
As a percentage of revenue:	50.5%	50.4%

The slight increase in our cost of revenue as a percentage of revenue for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to an increase in service and support costs and a decrease in publisher rebates, partially offset by the change in our geographic, product and service mix. Publisher rebates as a percentage of revenue decreased to 3.8% of revenue for the three months ended March 31, 2013 from 4.5% for the three months ended March 31, 2012, as a result of a shift in product mix and settlements.

Our cost of revenue as a percentage of revenue will be affected in the future by the mix and relative amount of media  and other services we purchase to fulfill service requirements, the availability and amount of publisher rebates, the mix of products and services we offer, our geographic mix, our media buying efficiency, and the costs of support and delivery.

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

Selling and Marketing

	Three Months Ended March 31,
	2013	2012	2013-2012 % Change
(in thousands)
Salaries, benefits and other costs	$32,018	$27,445	16.7%
Commission expense	12,681	11,098	14.3%
Total selling and marketing	$44,699	$38,543	16.0%

Underclassmen Expense included above, excluding commissions (1)	$11,494	$11,055	4.0%
As a percentage of revenue:
Salaries, benefits and other costs	26.3%	26.4%
Commission expense	10.4%	10.7%
Total selling and marketing	36.7%	37.1%

(1)	See “Non-GAAP Financial Measures” for our definition of Underclassmen Expense.

The increase in selling and marketing salaries, benefits and other costs in absolute dollars for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to an increase in the number of IMCs and the proportion of international IMCs (who on average cost more than North American IMCs), and increased advertising costs. The decrease in these costs as a percentage of revenue was primarily due to increased operational scale in our established markets, partially offset by expenses related to our entrance into new international markets and new product initiatives.

The increase in commission expense in absolute dollars for the three months ended March 31, 2013, compared to the same period in 2012 was due to increased sales. As a percentage of revenue, commission expense decreased compared to the same period in 2012 due to a higher percentage of revenue from our international Direct Local channel, for which we pay lower commission rates. Commission expense includes commissions and other variable compensation. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

Underclassmen Expense increased for the three months ended March 31, 2013, as compared to the same period in 2012, due to increased hiring in our international markets, offset in part by reduced investment in IMC hiring in North America.

Product and Technology

	Three Months Ended March 31,
	2013	2012	2013-2012 % Change
(in thousands)
Product and technology expenses	$6,176	$4,333	42.5%
Capitalized software development costs from product and technology resources	2,887	1,864	54.9%
Total product and technology expenses and capitalized costs	$9,063	$6,197	49.8%

As a percentage of revenue:
Product and technology expenses	5.1%	4.2%
Capitalized software development costs from product and technology resources	2.4%	1.8%
Total product and technology costs expensed and capitalized	7.4%	6.0%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the three months ended March 31, 2013, compared to the same period in 2012, was primarily attributable to $1.1 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new product initiatives, and $0.8 million of increased amortization expense related to previously capitalized software development costs and acquired intangibles.

The increases in the amount of capitalized software development costs in both absolute dollars and as a percentage of revenues for the three months ended March 31, 2013, compared to the same period in 2012, were primarily due to an increase in capitalizable projects, including those relating to our new product initiatives.

General and Administrative

	Three Months Ended March 31,
	2013	2012	2013-2012 % Change
(in thousands)
General and administrative	$9,225	$9,807	(5.9)%
As a percentage of revenue:	7.6%	9.4%

The decrease in general and administrative expenses in absolute dollars for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to $0.5 million of decreased professional fees, which consist of tax, consulting, audit and legal fees.

We expect general and administrative expenses to increase in absolute dollars as we continue to add personnel and incur additional professional fees and other expenses to support our continued domestic and international growth.

Other Income, Net

Other income, net increased for the three months ended March 31, 2013, compared to the same period in 2012, due to foreign exchange rate fluctuations and higher yields on invested balances. Other income, net primarily consists of interest income resulting from invested balances.

Provision for Income Taxes

The income tax provision of $1.0 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively, relates to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.  The overall increase in tax expense for the first three months of 2013 compared to the same period in 2012 was primarily due to an increase in the income tax provision resulting from the realization of historic excess windfall tax benefits not previously recognized for financial statement purposes.

          Our effective tax rate differs from the federal statutory rate due to state taxes, significant permanent differences and adjustments to our valuation allowance. Significant permanent differences arise due to research and development credits, foreign tax rate benefits, and stock-based compensation expense that are not expected to generate a tax deduction, such as stock-based compensation expenses on grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three months ended March 31, 2013 and 2012, our Adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended March 31,
	2013	2012
(in thousands)
Adjusted EBITDA (1)	$6,918	$4,022
Underclassmen Expense (2)	$11,494	$11,055

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

We believe that Adjusted EBITDA permits an assessment of our operating performance, in addition to our performance based on our GAAP results that is useful in assessing the progress of the business. By excluding (i) the effects of accounting for business combinations and associated acquisition and integration costs, which obscure the measurable performance of the business operations; (ii) depreciation and amortization and other non-operating income and expense, each of which may vary from period to period without any correlation to underlying operating performance; and (iii) stock-based compensation, which is a non-cash expense, we believe that we are able to gain a fuller view of the operating performance of the business. We provide information relating to our Adjusted EBITDA so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of operating performance on a consolidated basis and of our ability to produce operating cash flow to fund working capital needs, capital expenditures and investments in Underclassmen.

In addition, we believe that Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties in our industry as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following table presents a reconciliation of Adjusted EBITDA to our income (loss) from operations for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
(in thousands)
Income (loss) from continuing operations	$167	$(1,070)
Add:
Depreciation and amortization	4,031	2,964
Stock-based compensation, net	2,720	2,096
Acquisition and integration costs	—	32
Adjusted EBITDA	$6,918	$4,022

Liquidity and Capital Resources

	Three Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2013	2012
(in thousands)
Net cash provided by operating activities, continuing operations	$4,704	$13,354
Net cash used in investing activities	$(5,467)	$(5,142)
Net cash used by discontinued operations	$(6)	$(136)
Net cash used in financing activities	$(3,380)	$(2,775)

At March 31, 2013, we had cash and cash equivalents of $87.6 million and short-term investments of $0.6 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At March 31, 2013, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At March 31, 2013, we had $1.3 million in restricted certificates of deposit to secure letters of credit issued to landlords and others.

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

Operating Activities

Our cash flow from operating activities during the three months ended March 31, 2013 resulted primarily from adjustments for non-cash expenses and increases in operating liabilities. Our net loss of $0.6 million was more than offset by non-cash depreciation and amortization of $4.0 million, non-cash stock-based compensation of $2.7 million, and increases in deferred revenue, rent and other liabilities of $0.5 million due to growth of our business. Partially offsetting these increases in cashflow were increases in other receivables and prepaid expenses of $1.0 million primarily due to renewal of a vendor contract. The decrease in cash flow from operating activities compared to the same period in 2012, was primarily due to smaller increases in operating liabilities, an increase in prepaid expenses benefitting future periods, and normalization of collections of vendor rebates.

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

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. During the three months ended March 31, 2013, our purchases of property and equipment and capitalization of software costs increased by $0.7 million year-over-year, reflecting our increased investment in our products, technology, facilities, and in newer markets. Purchases of property and equipment and capitalization of software costs will vary from period to period due to the timing of the expansion of our operations and our software development efforts. We expect to continue to use capital for acquisitions, purchases of property and equipment, and development of software.

During the three months ended March 31, 2013, we also invested $2.5 million in a privately held partnership. We had maturities of certificates of deposits and short-term investments aggregating $2.6 million. In addition, we made a payment of $0.4 million on the deferred obligations related to the DealOn acquisition. The payment of deferred consideration for this acquisition represented the final payment.

During the three months ended March 31, 2012, we made payments on deferred obligations related to the DealOn and SMB:LIVE acquisitions totaling $1.0 million. The payment of deferred consideration for the SMB:LIVE acquisition represented the final payment. These uses of cash were partially offset by maturities of short-term investments of $0.4 million.

Financing Activities

Our cash used in financing activities during the three months ended March 31, 2013 resulted primarily from repurchases of our common stock of $5.4 million pursuant to our share repurchase program, partially offset by $1.4 million in proceeds from exercise of stock options, and $0.6 million of excess tax benefits from stock-awards.

Our cash used in financing activities during the three months ended March 31, 2012 resulted primarily from repurchases of our common stock of $2.8 million pursuant to our share repurchase program.

Future cash flows from financing activities may also be affected by our repurchases of our common stock. On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. On December 13, 2012, we announced that our Board of Directors increased the authorized repurchase amount by $6.0 million, and on March 4, 2013, we announced that our Board of Directors increased the authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At March 31, 2013, we had executed repurchases of $22.8 million of our common stock under the program. From April 1, 2013 to May 3, 2013, we repurchased of an additional $2.0 million of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Off-Balance Sheet Arrangements

At March 31, 2013, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the three months ended March 31, 2013, a 10% strengthening of the U.S. dollar relative to these foreign currencies would have resulted in a decrease in revenue of $4.3 million, but an increase in operating income of $0.2 million. A 10% weakening of the U.S. dollar relative to these foreign currencies, however, would have resulted in an increase in revenue of $4.3 million, but a decrease in operating income of $0.2 million. We currently do not hedge or otherwise manage our currency exposure. As our international operations expand to more countries and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

 Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock.  On December 13, 2012, we announced that our Board of Directors increased our share repurchase program by $6.0 million, and on March 4, 2013, we announced that our Board of Directors increased the total authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At March 31, 2013, we had executed repurchases of $22.8 million of our common stock under the program. From April 1, 2013 to May 3, 2013, we repurchased of an additional $2.0 million of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Common stock repurchases during the quarter ended March 31, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under a Publicly Announced Program
January 2013	—	$—	—	$8,568,956
February 2013	21,036	$12.45	21,036	$8,306,418
March 2013	363,372	$14.10	363,372	$24,172,341

 Item 6.          EXHIBITS

Exhibit No	Description of Exhibit

10.01*	Amendment Number Four to the Google Adwords Reseller Agreement, dated January 30, 2013, between ReachLocal Europe BV and Google Ireland Limited

10.02*	Amendment Number Five to the Google Adwords Reseller Agreement, dated April 17, 2013, between ReachLocal Europe BV and Google Ireland Limited

10.03	Offer Letter between ReachLocal, Inc and Josh Claman, dated May 17, 2012

31.01	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 8, 2013