Form 10-Q
period 2013-06-30
ReachLocal Inc
filed 2013-08-07
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 2, 2013
Common Stock, $0.00001 par value	28,055,551

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets

Current Assets:
Cash and cash equivalents	$81,437	$92,336
Short-term investments	553	3,149
Accounts receivable, net of allowance for doubtful accounts of $238 and $259 at June 30, 2013 and December 31, 2012, respectively	8,320	5,689
Other receivables and prepaid expenses	10,616	8,957
Total current assets	100,926	110,131

Property and equipment, net	12,211	11,066
Capitalized software development costs, net	17,295	14,704
Restricted certificates of deposit	1,344	1,226
Intangible assets, net	1,780	2,442
Other assets	7,108	4,044
Goodwill	42,083	42,083
Total assets	$182,747	$185,696

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$37,883	$35,297
Accrued expenses	26,955	27,422
Deferred revenue and other current liabilities	35,067	36,304
Liabilities of discontinued operations	770	767
Total current liabilities	100,675	99,790
Deferred rent and other liabilities	4,698	4,020
Total liabilities	105,373	103,810

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 28,062 and 28,154 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Receivable from stockholder	(76)	(89)
Additional paid-in capital	108,690	110,573
Accumulated deficit	(27,852)	(27,076)
Accumulated other comprehensive loss	(3,388)	(1,522)
Total stockholders’ equity	77,374	81,886
Total liabilities and stockholders’ equity	$182,747	$185,696

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$127,055	$112,212	$248,875	$216,215
Cost of revenue	64,247	55,656	125,800	108,046
Operating expenses:
Selling and marketing	46,791	41,176	91,490	79,719
Product and technology	5,497	4,399	11,673	8,732
General and administrative	9,987	10,468	19,212	20,275
Total operating expenses	62,275	56,043	122,375	108,726
Income (loss) from operations	533	513	700	(557)
Other income, net	114	102	341	305
Income (loss) from operations before provision for income taxes	647	615	1,041	(252)
Provision for income taxes	788	283	1,817	422
Net income (loss)	$(141)	$332	$(776)	$(674)

Net income (loss) per share, basic	$(0.01)	$0.01	$(0.03)	$(0.02)
Net income (loss) per share, diluted	$(0.01)	$0.01	$(0.03)	$(0.02)

Weighted average common shares used in computation of net income (loss) per share, basic	27,910	28,375	28,011	28,367
Weighted average common shares used in computation of net income (loss) per share, diluted	27,910	28,905	28,011	28,367

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(141)	$332	$(776)	$(674)
Other comprehensive loss:
Foreign currency translation adjustments	(1,878)	(345)	(1,866)	(248)
Comprehensive loss	$(2,019)	$(13)	$(2,642)	$(922)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flow from operating activities:
Net loss	$(776)	$(674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,019	6,160
Stock-based compensation	5,222	4,334
Excess tax benefits from stock-based awards	(1,090)	—
Provision for doubtful accounts	296	78
Changes in operating assets and liabilities:
Accounts receivable	(3,030)	(246)
Other receivables and prepaid expenses	(1,762)	568
Other assets	(610)	9
Accounts payable and accrued expenses	4,539	6,677
Deferred revenue, rent and other liabilities	1,003	5,651
Net cash provided by operating activities, continuing operations	11,811	22,557
Net cash used for operating activities, discontinued operations	—	(178)
Net cash provided by operating activities	11,811	22,379

Cash flow from investing activities:
Additions to property, equipment and software	(11,272)	(8,195)
Acquisitions, net of acquired cash	(363)	(1,074)
Investment in partnership	(2,500)	—
Maturities of certificates of deposits and short-term investments	2,569	701
Purchases of certificates of deposits and short-term investments	(230)	—
Net cash used in investing activities	(11,796)	(8,568)

Cash flow from financing activities:
Proceeds from exercise of stock options	4,370	336
Excess tax benefits from stock-based awards	1,090	—
Common stock repurchases	(12,990)	(4,025)
Net cash used in financing activities	(7,530)	(3,689)
Effect of exchange rate changes on cash and cash equivalents	(3,384)	(308)
Net change in cash and cash equivalents	(10,899)	9,814
Cash and cash equivalents—beginning of period	92,336	84,525
Cash and cash equivalents—end of period	$81,437	$94,339

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$273	$161
Deferred payment obligation decrease	$(122)	$(243)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in North America, Australia, the United Kingdom, the Netherlands, Germany, Austria, Japan, Brazil and India. The Company’s mission is to help small- and medium-sized businesses (“SMBs”) acquire, transact with, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising (ReachDisplay™), display retargeting (ReachRetargeting™), online marketing analytics (TotalTrack®), and assisted chat service (TotalLiveChat™), each targeted to the SMB market. In 2013, the Company expects to expand its product suite to include two software-as-a-service, or SaaS, products: ReachCommerce (supporting online booking, transaction and back office processes), and ReachEdge (a marketing system that combines an optimized website and automated lead management). The Company delivers this suite of services to SMBs through a combination of its proprietary technology platform, the RL Platform, its direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers. The Company also developed a new consumer service, ClubLocal™, through which it creates a direct relationship with consumers and provides home-related services by engaging third-party suppliers which perform the agreed services on the Company’s behalf.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2013, the Company’s results of operations for the three and six months ended June 30, 2013 and 2012, and the Company’s cash flows for the six months ended June 30, 2013 and 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. All references to the three and six months ended June 30, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. Therefore, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue for its services when all of the following criteria are satisfied:

•	persuasive evidence of an arrangement exists;
•	services have been performed;
•	the selling price is fixed or determinable; and
•	collectability is reasonably assured.

The Company recognizes revenue as the cost for the third-party media is incurred, which is upon delivery of the advertising on behalf of its clients. The Company recognizes revenue for its ReachSearch product as clicks are recorded on sponsored links on the various search engines and for its ReachDisplay and ReachRetargeting products when the display advertisements record impressions or as otherwise provided in its agreement with the applicable publisher. The Company recognizes revenue for its ReachCast and ReachEdge products on a straight line basis over the applicable service period for each campaign. The Company recognizes revenue when it charges set-up, management service or other fees on a straight-line basis over the term of the related campaign contract or the completion of any obligation for services, if shorter. When the Company receives advance payments from clients, management records these amounts as deferred revenue until the revenue is recognized. When the Company extends credit, management records a receivable when the revenue is recognized.

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

The Company offers incentives to clients in exchange for minimum commitments. In these circumstances, management estimates the amount of the incentives that will be earned by clients and defers a portion of the otherwise recognizable revenue. Estimates are based upon a statistical analysis of previous campaigns for which such incentives were offered. Should a client not meet its minimum commitment and no longer qualify for the incentive, management recognizes the revenue previously deferred related to the estimated incentive.

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

Goodwill

The Company’s total goodwill of $42.1 million as of both June 30, 2013 and December 31, 2012, is related to the Company’s acquired businesses.   The Company operates in one reportable segment, in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, and has identified two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by each reporting unit’s management. North America’s assigned goodwill was $9.7 million and Australia’s assigned goodwill was $32.4 million as of both June 30, 2013 and December 31, 2012. The Company reviews the carrying amounts of goodwill for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The Company performs its annual assessment of goodwill impairment as of the first day of each fourth quarter.

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

Investment in Partnership

The investment in partnership is accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data.

Common Stock Repurchase and Retirement

Common stock repurchased is retired, and the excess of the cost over the par value of the common shares repurchased is recorded to additional paid-in capital.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. The Company was in a net loss position for each of the three and six-month periods ended June 30, 2013 and the six-month period ended June 30, 2012, and therefore the number of diluted shares was equal to the number of basic shares for each of these periods.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(141)	$332	$(776)	$(674)
Denominator:
Weighted average common shares used in computation of net income (loss) per share, basic	27,910	28,375	28,011	28,367
Deferred stock consideration and unvested restricted stock	—	80	—	—
Stock options and warrant	—	450	—	—

Weighted average common shares used in computation of net income (loss) per share, diluted	27,910	28,905	28,011	28,367

Net income (loss) per share, basic	$(0.01)	$0.01	$(0.03)	$(0.02)

Net income (loss) per share, diluted	$(0.01)	$0.01	$(0.03)	$(0.02)

The following potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Deferred stock consideration and unvested restricted stock	357	—	292	68
Stock options and warrant	3,797	6,874	3,721	7,029
	4,154	6,874	4,013	7,097

3. Fair Value of Financial Instruments

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$1,897	$1,897	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$4,375	$4,375	$—	$—

The following table provides information about assets not carried at fair value in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Loan receivable	$1,960	$1,960	$1,954	$1,954

The OxataSMB B.V. (“OxataSMB”) loan receivable is not actively traded and its fair value is estimated based on valuation methodologies using current market interest rate data adjusted for inherent credit risk. See Note 6, “Variable Interest Entities”, for further information on the loan receivable.

The Company also has an investment in a privately held partnership, which is a service provider, in which the Company’s ownership is less than 20% and the Company does not have significant influence. The investment is accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of the Company’s cost method investment was $2.5 million as of June 30, 2013, and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet.

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

Intangible Assets

As of June 30, 2013, intangible assets from acquisitions included developed technology of $1.8 million (net of accumulated amortization of $1.3 million) amortized over three years. As of December 31, 2012, intangible assets from acquisitions included developed technology of $2.4 million (net of accumulated amortization of $2.9 million) amortized over three years, and customer relationships of $25,000 (net of accumulated amortization of $25,000) amortized over one year. Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Year Ending December 31,
2013 (6 months)	$510
2014	853
2015	417
Total	$1,780

For the three months ended June 30, 2013 and 2012, amortization expense related to acquired intangibles was $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2013 and 2012, amortization expense related to acquired intangibles was $0.7 million and $0.9 million, respectively.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Capitalized software development costs	$38,942	$31,944
Accumulated amortization	(21,647)	(17,240)
Capitalized software development costs, net	$17,295	$14,704

The Company recorded amortization expense of $2.2 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $4.4 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, $5.0 million and $3.3 million, respectively, of capitalized software development costs related to projects still in process.

6. Variable Interest Entities

On July 6, 2012, the Company completed a transaction with OxataSMB, in which the Company entered into a franchise agreement with OxataSMB permitting OxataSMB to operate and resell the Company’s services under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. Pursuant to the franchise agreement, OxataSMB receives access to the RL platform, training, marketing and branding materials, media purchasing, campaign management and provisioning, sourcing of telephony, and technical support. The Company does not anticipate OxataSMB will pursue activities other than as a franchisee. In addition, the Company entered into a market development loan agreement with OxataSMB pursuant to which the Company agreed to provide financing to OxataSMB of up to €2.9 million ($3.8 million), of which €1.45 million ($1.9 million) has been advanced. Oxata’s ability to draw down the remaining loan amount was dependent on OxataSMB achieving certain milestones by June 29, 2013. The remaining loan amount was not drawn as of June 30, 2013, but the Company retains the discretion to advance some or all of the remaining loan amount prior to December 29, 2013. The loan has a two-year term and accrues interest at 4% per annum, but does not require principal or interest payments for two years, and can be extended for an additional 24 months based on achievement of certain milestones. Prior to advancement of the loan, OxataSMB had €1.45 million ($1.9 million) of contributed capital. In addition, the Company has an option to buy OxataSMB at an independently-determined fair value at the end of the initial loan term, subject to extension.

OxataSMB is considered a VIE with respect to the Company because, depending on its performance, OxataSMB may not have sufficient equity to finance its activities without additional financial support. Based on the Company’s initial assessment in 2012, the Company was not the primary beneficiary of OxataSMB because it did not have: (1) the power to direct the activities that most significantly impact OxataSMB’s economic performance or (2) the obligation to absorb losses of OxataSMB or the right to receive benefits from OxataSMB that could potentially be significant. Therefore, the Company did not consolidate the results of OxataSMB, and transactions with OxataSMB results were accounted for similarly to the Company’s resellers. At June 30, 2013, the Company concluded no events or changes in circumstances have occurred that would change the Company’s initial assessment of OxataSMB’s VIE status and that the Company was not a primary beneficiary of OxataSMB. The loan receivable is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet. As of June 30, 2013, the Company’s maximum exposure to loss related to the unconsolidated VIE consisted of its loan and accumulated interest receivable of $2.0 million. No allowance for loan losses has been recorded against the loan receivable. However, should the operating and financial performance of OxataSMB not perform within expectations, a provision for loan loss may be necessary in the future.

 7. Current Liabilities

Accrued expenses consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued compensation and benefits	$13,301	$14,558
Other	13,654	12,864
Total accrued expenses	$26,955	$27,422

Deferred revenue and other current liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred revenue	$34,122	$34,142
Other	945	2,162
Total deferred revenue and other current liabilities	$35,067	$36,304

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

9. Stockholders’ Equity

Common Stock Repurchases

On November 4, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock. On December 13, 2012, the Company announced the Board of Directors increased the total authorized repurchase amount by $6.0 million, and on March 4, 2013, the Company announced that its Board of Directors increased the total authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At June 30, 2013, the Company had executed repurchases of 2.9 million shares of its common stock under the program for an aggregate of $30.4 million, of which $7.6 million or 536,000 shares were repurchased during the three months ended June 30, 2013, and $13.0 million or 921,000 shares were repurchased during the six months ended June 30, 2013. From July 1, 2013 to August 2, 2013, the Company repurchased an additional $3.6 million or 275,000 shares of its common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

10. Stock-Based Compensation

Stock Options

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,052	$10.71
Granted	976	$13.26
Exercised	(488)	$8.95
Forfeited	(223)	$11.71
Outstanding at June 30, 2013	7,317	$11.14	4.6	$12,684

Vested and exercisable at June 30, 2013	4,165	$10.60	3.6	$9,048

Unvested at June 30, 2013, net of estimated forfeitures	3,152	$11.84	6.1	$3,636

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.80%	0.80%	0.85%	0.86%
Expected life (in years)	5.07	5.14	4.82	4.86
Expected volatility	60%	60%	60%	58%

The per-share weighted-average grant date fair value of options granted during the six months ended June 30, 2013 was $6.33. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2013 was $2.8 million.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	382	$11.09
Granted	603	$6.22
Forfeited	(78)	$8.83
Vested	(71)	$11.13
Unvested at June 30, 2013	836	$7.77

Grants during the period included 506,000 performance-vesting shares of restricted stock and restricted stock units that will each vest based on achievement of both Company stock price targets and continued service. The grant date fair value of these awards were estimated using a Monte Carlo simulation model and were $5.52 per share.

Stock-Based Compensation Expense

The Company records stock-based compensation expense net of amounts capitalized as stock-based compensation in association with software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation	$2,681	$2,313	$5,495	$4,495
Less: Capitalized stock-based compensation	179	75	273	161
Stock-based compensation expense, net	$2,502	$2,238	$5,222	$4,334

Stock-based compensation, net of capitalization, is included in the accompanying Condensed Consolidated Statements of Operations within the following captions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense, net
Cost of revenue	$159	$71	$295	$125
Selling and marketing	801	385	1,631	685
Product and technology	33	131	262	380
General and administrative	1,509	1,651	3,034	3,144
	$2,502	$2,238	$5,222	$4,334

As of June 30, 2013, there was $22.5 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.5 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

11. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimates the effective annual tax rate and applies this rate to the year-to-date pre-tax book income or loss to determine the interim provision for income taxes. Additionally, unusual or infrequent items are booked in the period in which they occur. The Company’s policy is to recognize interest and penalties related to tax in income tax expense. For the three months ended June 30, 2013 and 2012, the income tax provisions were $0.8 million and $0.3 million, respectively, and for the six months ended June 30, 2013 and 2012, the income tax provisions were $1.8 million and $0.4 million, respectively. The income tax provision for the six months ended June 30, 2013 relates to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. With the use of net operating losses in recent periods and the filing in additional states, certain statutes will begin to expire as early as 2016, but the majority remain open at this time.

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

Revenue by geographic region with respect to the Direct Local and National Brands channels is based on the physical location of the sales office, and with respect to Agencies and Resellers, is based on the physical location of the agency or reseller. The following summarizes revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
North America	$86,307	$82,676	$169,440	$159,152
International	40,748	29,536	79,435	57,063
	$127,055	$112,212	$248,875	$216,215

	June 30,	December 31,
	2013	2012
Long-lived assets (excluding patents and other intangibles):
North America	$6,749	$6,395
International	5,465	4,671
	$12,214	$11,066

The results of the Australia geographic region have been included in the Company’s condensed consolidated financial statements and include revenues of $20.5 million and $17.2 million for the three months ended June 30, 2013 and 2012, respectively, and $40.7 million and $33.9 million for the six months ended June 30, 2013 and 2012, respectively. Long-lived assets of the Australia geographic region were $1.2 million and $1.7 million at June 30, 2013 and December 31, 2012, respectively.

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

Overview

Our mission is to help small and medium-sized businesses, or SMBs, acquire, transact with, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including ReachSearch™ (search engine marketing), ReachCast™ (Web presence), ReachDisplay™ (display advertising),  ReachRetargeting™ (display retargeting), online marketing analytics, and other related products and solutions, each targeted to the SMB market. In 2013, we expect to expand our product suite to include two software-as-a-service, or SaaS, products: ReachCommerce (supporting online booking, transaction and back office processes), and ReachEdge (a marketing system that combines an optimized website and automated lead management).  We deliver these solutions to SMBs through a combination of our proprietary platform, the RL Platform, and our direct, “feet-on-the-street” sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies, resellers and a franchisee. We have also developed a new consumer service, ClubLocal™, through which we create a direct relationship with consumers and provide home-related services by engaging third-party suppliers which perform the agreed services on our behalf.

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

 In 2006, we entered our first market outside of North America through a joint venture in Australia, and in 2009, we acquired the remaining interest in the joint venture. We entered the United Kingdom and Canada in 2008, Germany and the Netherlands in 2011, Japan and Brazil in 2012, and Austria in 2013. We also serve clients in New Zealand, Singapore, Slovakia, Poland, the Czech Republic and Russia through our resellers, including a franchisee. In 2010, we commenced campaign management and provisioning operations in India.

Business Model and Operating Metrics

Our Direct Local channel represents the majority of our revenue. As a percentage of revenue, Direct Local revenue has increased to 80% for the six months ended June 30, 2013, from 79% for the six months ended June 30, 2012. Growth in Direct Local revenue is largely attributable to an increase in the number of Upperclassmen (as defined below) and the productivity of Upperclassmen driven by their increased tenure. Also contributing to the increase was growth in the number of international IMCs who, on average, are more productive than our North American IMCs.

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

At June 30, 2013, we had 459 Upperclassmen and 417 Underclassman, for a total of 876 IMCs, as compared to 397 Upperclassmen and 431 Underclassman, for a total of 828 IMCs, at June 30, 2012.

Total IMCs at June 30, 2013 increased from a year ago due to an increase in the number of Upperclassmen. This total includes those involved in our inside sales efforts. The number of Underclassmen at June 30, 2013 decreased from June 30, 2012 due to lower IMC hiring rates in North America than in the prior year period as we shifted IMC hiring to our newer international markets and focused on improving Upperclassmen productivity in our more established markets, and due to an increase in the number of Underclassmen that became Upperclassmen during the period compared to the prior year.

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

We determine the amount to invest in Underclassmen based on our objectives for development of the business and the key factors affecting IMC productivity described above. Underclassmen Expense for the six months ended June 30, 2013 and 2012 was $22.8 million and $22.4 million, respectively. The increase in Underclassmen Expense in the six months ended June 30, 2013, compared to the same period in 2012, was primarily attributable to our international expansion, partially offset by a reduced investment in North America.

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

At June 30, 2013, we had approximately 23,700 Active Advertisers and 35,100 Active Campaigns, as compared to approximately 21,300 Active Advertisers and 31,500 Active Campaigns as of June 30, 2012. Active Advertisers and Active Campaigns increased over the period due to an increase in the number of Upperclassmen and the productivity of Upperclassmen driven by their increased tenure, an increase in the number of products available for our IMCs to sell, and growth within our National Brands, Agencies and Resellers channel.

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

Sources of Revenue

We derive our revenue principally from the provision and sale of online advertising to our clients. Revenue includes (i) the sale of our ReachSearch, ReachDisplay, ReachRetargeting, and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, optimization, reporting and tracking technologies of the RL Platform, and the personnel dedicated to support and manage their campaigns; (ii) the sale of our ReachCast, ReachEdge, TotalTrack, TotalLiveChat, and other products and services; and (iii) set-up, management and service fees associated with these products and other services. We distribute our products and services directly through our sales force of IMCs, who are focused on serving SMBs in their local markets through an in-person, consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to SMBs ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

We typically enter into multi-month agreements for the delivery of our ReachSearch, ReachDisplay, ReachRetargeting, ReachCast and ReachEdge products. Under our agreements, our SMB clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Generally, when at least 85% of requisite purchases and other services have occurred and an additional campaign cycle remains under the agreement, we make an additional billing or automatic collection for the next campaign cycle.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $4.7 million and $3.8 million of accounts receivables related to our National Brands, Agencies and Resellers at June 30, 2013 and December 31, 2012, respectively.

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized. From time to time, publishers offer us rebates based upon various factors and operating rules, including the amount of media purchased. We record these rebates in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher, or as an other receivable, as appropriate. Cost of revenue also includes third-party telephone and information services costs, data center and third-party hosting costs, credit card processing fees, third-party service providers and other direct costs. Cost of revenue also includes the cost of third-party suppliers related to our ClubLocal service.

In addition, cost of revenue includes costs to initiate, operate and manage clients’ campaigns, other than costs associated with our sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for the related staff, and allocated overhead such as depreciation expense, rent and utilities, as well as an allocable portion of our technical operations costs. Cost of revenue also includes the amortization and impairment charges on certain acquired intangible assets.

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

•     Loan receivable

•     Investment in partnership

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

We offer incentives to clients in exchange for minimum commitments. In these circumstances, we estimate the amount of the incentives that will be earned by clients and defer a portion of the otherwise recognizable revenue. Estimates are based upon a statistical analysis of previous campaigns for which such incentives were offered. Should a client not meet its minimum commitment and no longer qualify for the incentive, we recognize the revenue previously deferred related to the estimated incentive.

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

Goodwill

We have total goodwill of $42.1 million as of both June 30, 2013 and December 31, 2012, related to our acquired businesses. We operate in one reportable segment, in accordance with ASC 280, Segment Reporting, and have identified two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by each reporting unit’s management. North America’s assigned goodwill was $9.7 million and Australia’s assigned goodwill was $32.4 million as of both June 30, 2013 and December 31, 2013. We review the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. We perform our annual assessment of goodwill impairment as of the first day of each fourth quarter.

We follow the amended guidance for assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in accordance with ASC 350-20, Intangibles – Goodwill and Other. Entities are provided with the option of first performing a qualitative assessment on any of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test is necessary. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective carrying amounts, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We estimate fair value utilizing the projected discounted cash flow method and discount rate determined by management commensurate with the risk inherent in our business model.

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

The fair value of each award is estimated on the date of the grant and amortized over the requisite service period, which is the vesting period. We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating volatility, expected term and risk-free interest rate. In addition, the Company uses a Monte Carlo simulation to estimate the fair value of performance-vesting restricted stock and restricted stock units. Determining the fair value of these awards at the grant date under this model requires judgment, including estimating volatility, risk-free rate and expected future stock price. The assumptions used in calculating the fair value of stock-based awards represent management’s estimate based on judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the Black-Scholes model or Monte Carlo simulation significantly changes, stock-based compensation for future awards may differ materially from the awards granted previously.

Variable Interest Entities

In accordance with ASC 810, Consolidations, the applicable accounting guidance for the consolidation of variable interest entities, or VIE’s, we analyze our interests, including agreements, loans, guarantees, and equity investments, on a periodic basis to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a VIE. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on the design of the entity, its organizational structure including its decision-making authority, and relevant agreements. If we determine that the entity is a VIE, we then assess if we must consolidate the VIE as its primary beneficiary. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess the purpose and design of the VIE, the nature of the VIE’s risks and the risks that we absorb, the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

Loan Receivable

The loan receivable is recorded at carrying value, net of potential allowance for losses. Losses on the receivable are recorded when probable and estimable. We routinely evaluate the receivable for potential collection issues that might indicate an impairment. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience losses that are different from our current estimates. Write-offs are deducted from the allowance for losses when we judge the principal to be uncollectible. Any subsequent recoveries are recorded as other income at the time cash is received on a written-off balance. Interest income on the loan receivable is accrued on a monthly basis over the life of the loan.

Investment in Partnership

The investment in partnership is accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, we would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Revenue	$127,055	$112,212	$248,875	$216,215
Cost of revenue (1)	64,247	55,656	125,800	108,046
Operating expenses:
Selling and marketing (1)	46,791	41,176	91,490	79,719
Product and technology (1)	5,497	4,399	11,673	8,732
General and administrative (1)	9,987	10,468	19,212	20,275
Total operating expenses	62,275	56,043	122,375	108,726
Income (loss) from continuing operations	533	513	700	(557)
Other income, net	114	102	341	305
Income (loss) from continuing operations before provision for income taxes	647	615	1,041	(252)
Provision for income taxes	788	283	1,817	422
Net income (loss)	$(141)	$332	$(776)	$(674)

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation:
Cost of revenue	$159	$71	$295	$125
Selling and marketing	801	385	1,631	685
Product and technology	33	131	262	380
General and administrative	1,509	1,651	3,034	3,144
	$2,502	$2,238	$5,222	$4,334

Depreciation and amortization:
Cost of revenue	$188	$148	$407	$270
Selling and marketing	689	601	1,668	1,119
Product and technology	2,762	2,081	5,487	4,050
General and administrative	349	366	457	721
	$3,988	$3,196	$8,019	$6,160

Revenue

	Three Months Ended June 30,		2013-2012	Six Months Ended June 30,		2013-2012
	2013	2012	% Change	2013	2012	% Change
(in thousands)
Direct Local	$101,354	$88,246	14.9%	$198,960	$169,986	17.0%
National Brands, Agencies and Resellers	25,701	23,966	7.2	49,915	46,229	8.0
Total revenue	$127,055	$112,212	13.2%	$248,875	$216,215	15.1%
At period end:
Number of IMCs:
Upperclassmen				459	397	15.6%
Underclassmen				417	431	(3.2)%
Total				876	828	5.8%
Active Advertisers (1)				23,700	21,300	11.3%
Active Campaigns (2)				35,100	31,500	11.4%

___________________

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

The increases in Direct Local revenue of $13.1 million and $29.0 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, were largely driven by an increase in the number of Upperclassmen in our international markets, and an increase in the productivity of our IMCs in our domestic markets attributable to their increased tenure. Also contributing to the increase was growth in the number of international IMCs who, on average, are more productive than our North American IMCs, which we attribute to less competition and higher growth rates of online advertising demand by SMBs in those markets, partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies. Growth in our Direct Local channel is dependent on the size of our sales force, the number of our products that each of our advertisers purchases, and the overall consumption of online marketing services in our markets. Our future growth in this channel is therefore dependent on our continued investment in higher growth international markets and product expansion, and the general conditions of the markets in which we operate.

Total IMCs at June 30, 2013 increased from a year ago due to an increase in the number of Upperclassmen. This total includes those involved in our inside sales efforts. The number of Underclassmen at June 30, 2013 decreased from June 30, 2012 due to lower IMC hiring in North America than in the prior year period as we shifted our hiring of IMCs to our newer international markets and focused on improving Upperclassmen productivity in our more established markets, and due to an increase in the number of Underclassmen that became Upperclassmen during the period compared to the prior year. While we maintain flexibility in our IMC hiring strategy based on macroeconomic and market conditions, during 2013, we anticipate we will hire additional IMCs to support our international growth and North American sales initiatives.

The increases in National Brands, Agencies and Resellers revenue of $1.7 million for the three months ended June 30, 2013 and $3.7 million for the six months ended June 30, 2013, compared to the same period in 2012, were due to growth in the number of domestic National Brands clients and international Agencies and Resellers clients, partially offset by a decrease in the number of domestic Agencies and Resellers clients.

Cost of Revenue

	Three Months Ended June 30,		2013-2012	Six Months Ended June 30,		2013-2012
	2013	2012	% Change	2013	2012	% Change
(in thousands)
Cost of revenue	$64,247	$55,656	15.4%	$125,800	$108,046	16.4%
As a percentage of revenue:	50.6%	49.6%		50.5%	50.0%

The increases in our cost of revenue as a percentage of revenue for the three and six months ended June 30, 2013, compared to the same periods in 2012, were primarily due to an increase in service and support costs and a decrease in publisher rebates, partially offset by the change in our geographic, product and service mix. Publisher rebates as a percentage of revenue decreased to 4.1% of revenue for the three months ended June 30, 2013 from 4.7% for the three months ended June 30, 2012, and to 4.0% of revenue for the six months ended June 30, 2013 from 4.6% for the six months ended June 30, 2012, as a result of a shift in product mix and settlements.

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

Selling and Marketing

	Three Months Ended June 30,		2013-2012	Six Months Ended June 30,		2013-2012
	2013	2012	% Change	2013	2012	% Change
(in thousands)
Salaries, benefits and other costs	$33,770	$28,792	17.3%	$65,788	$56,237	17.0%
Commission expense	13,021	12,384	5.1%	25,702	23,482	9.5%
Total selling and marketing	$46,791	$41,176	13.6%	$91,490	$79,719	14.8%

Underclassmen Expense included above, excluding commissions (1)	$11,337	$11,328	0%	$22,831	$22,383	2.0%
As a percentage of revenue:
Salaries, benefits and other costs	26.6%	25.7%		26.4%	26.0%
Commission expense	10.2%	11.0%		10.3%	10.9%
Total selling and marketing	36.8%	36.7%		36.8%	36.9%

____________________

(1)	See “Non-GAAP Financial Measures” for our definition of Underclassmen Expense.

The increases in selling and marketing salaries, benefits and other costs in absolute dollars for the three and six months ended June 30, 2013, compared to the same periods in 2012, were primarily due to increases in the number of IMCs and the proportion of international IMCs (who on average cost more than North American IMCs). The increases in these costs were primarily due to expenses related to our entrance into new international markets and new product initiatives.

The increases in commission expense in absolute dollars for the three and six months ended June 30, 2013, compared to the same periods in 2012, were due to increased sales. As a percentage of revenue, commission expense decreased compared to the same periods in 2012 due to a higher percentage of revenue from our international Direct Local channel, for which we pay lower commission rates. Commission expense includes commissions and other variable compensation. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

Underclassmen Expense increased for the three and six months ended June 30, 2013, as compared to the same periods in 2012, reflecting increased hiring in our international markets, offset in part by reduced investment in IMC hiring in North America.

Product and Technology

	Three Months Ended June 30,		2013-2012	Six Months Ended June 30,		2013-2012
	2013	2012	% Change	2013	2012	% Change
(in thousands)
Product and technology expenses	$5,497	$4,399	25.0%	$11,673	$8,732	33.7%
Capitalized software development costs from product and technology resources	3,739	2,208	69.3%	6,626	4,072	62.7%
Total product and technology expenses and capitalized costs	$9,236	$6,607	39.8%	$18,299	$12,804	42.9%

Percentage of revenue:
Product and technology expenses costs	4.3%	3.9%		4.7%	4.0%
Capitalized software development costs from product and technology resources	2.9%	2.0%		2.7%	1.9%
Total product and technology costs expensed and capitalized	7.3%	5.9%		7.4%	5.9%

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the three months ended June 30, 2013, compared to the same period in 2012, was primarily attributable to $0.7 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new commerce initiatives, and $0.4 million of increased amortization expense related to previously capitalized software development costs and acquired intangibles.

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the six months ended June 30, 2013, compared to the same period in 2012, was primarily attributable to $1.8 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and the new commerce initiatives, and $1.2 million of increased amortization expense related to previously capitalized software development costs and acquired intangibles.

The increases in the amount of capitalized software development costs in both absolute dollars and as a percentage of revenues for the three and six months ended June 30, 2013, compared to the same periods in 2012, were primarily due to an increase in capitalizable projects, including those relating to our new product initiatives.

General and Administrative

	Three Months Ended June 30,		2013-2012	Six Months Ended June 30,		2013-2012
	2013	2012	% Change	2013	2012	% Change
(in thousands)
General and administrative	$9,987	$10,468	(4.6)%	$19,212	$20,275	(5.2)%
As a percentage of revenue:	7.9%	9.3%		7.7%	9.4%

The decrease in general and administrative expenses in absolute dollars for the three months ended June 30, 2013, compared to the same period in 2012, was primarily due to $0.5 million of decreased business and license taxes, professional fees (which consist of tax, consulting, audit and legal fees), and stock-based compensation.

The decrease in general and administrative expenses in absolute dollars for the six months ended June 30, 2013, compared to the same period in 2012, was primarily due to $0.6 million of decreased professional fees, which consist of tax, consulting, audit and legal fees, and $0.3 million of decreased business and license taxes.

We expect general and administrative expenses to increase in absolute dollars as we continue to add personnel and incur additional professional fees and other expenses to support our continued domestic and international growth.

Other Income, Net

Other income, net increased for the three and six months ended June 30, 2013, compared to the same periods in 2012, due to foreign exchange rate fluctuations and higher yields on invested balances. Other income, net primarily consists of interest income resulting from invested balances.

Provision for Income Taxes

The income tax provisions of $1.8 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively, relate to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.  The overall increase in tax expense for the first six months of 2013 compared to the same period in 2012 was primarily due to an increase in the income tax provision resulting from the realization of historic excess windfall tax benefits not previously recognized for financial statement purposes.

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

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three and six months ended June 30, 2013 and 2012, our Adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Adjusted EBITDA (1)	$7,023	$5,947	$13,941	$9,969
Underclassmen Expense (2)	$11,337	$11,328	$22,831	$22,383

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

The following table presents a reconciliation of Adjusted EBITDA to our income (loss) from operations for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Income (loss) from continuing operations	$533	$513	$700	$(557)
Add:
Depreciation and amortization	3,988	3,196	8,019	6,160
Stock-based compensation, net	2,502	2,238	5,222	4,334
Acquisition and integration costs	—	—	—	32
Adjusted EBITDA	$7,023	$5,947	$13,941	$9,969

Liquidity and Capital Resources

	Six Months Ended June 30,
Consolidated Statements of Cash Flow Data:	2013	2012
(in thousands)
Net cash provided by operating activities, continuing operations	$11,811	$22,557
Net cash used in investing activities	$(11,796)	$(8,568)
Net cash used by discontinued operations	$—	$(178)
Net cash used in financing activities	$(7,530)	$(3,689)

At June 30, 2013, we had cash and cash equivalents of $81.4 million and short-term investments of $0.6 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments. We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At June 30, 2013, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At June 30, 2013, we had $1.3 million in restricted certificates of deposit to secure letters of credit issued to landlords and others.

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

Operating Activities

Our cash flow from operating activities during the six months ended June 30, 2013 resulted primarily from adjustments for non-cash expenses and increases in operating liabilities. Our net loss of $0.8 million was more than offset by non-cash depreciation and amortization of $8.0 million, non-cash stock-based compensation of $5.2 million, and increases in accounts payable and accrued expenses of $4.5 million due to fluctuation in timing of payments of certain vendors. Partially offsetting these increases in cash flow were increases in accounts receivable of $3.0 million primarily due to higher spending by certain advertisers on credit terms, and increases in other receivables and prepaid expenses of $1.8 million primarily due to renewal of a vendor contract. The decrease in cash flow from operating activities compared to the same period in 2012, was primarily due to smaller increases in operating liabilities, an increase in prepaid expenses benefitting future periods, and normalization of collections of vendor rebates.

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

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. During the six months ended June 30, 2013, our purchases of property and equipment and capitalization of software costs increased by $3.1 million year-over-year, reflecting our increased investment in our products, technology, facilities, and in newer markets. Purchases of property and equipment and capitalization of software costs will vary from period to period due to the timing of the expansion of our operations and our software development efforts. We expect to continue to use capital for acquisitions, purchases of property and equipment, and development of software.

During the six months ended June 30, 2013, we also invested $2.5 million in a privately held partnership. We had maturities of certificates of deposits and short-term investments aggregating $2.6 million. In addition, we made a payment of $0.4 million on the deferred obligations related to the DealOn acquisition. The payment of deferred consideration for this acquisition represented the final payment.

During the six months ended June 30, 2012, we made payments on deferred obligations related to the DealOn and SMB:LIVE acquisitions totaling $1.1 million. The payment of deferred consideration for the SMB:LIVE acquisition represented the final payment. These uses of cash were partially offset by maturities of certificates of deposits and short-term investments of $0.7 million.

Financing Activities

Our cash used in financing activities during the six months ended June 30, 2013 resulted primarily from repurchases of our common stock of $13.0 million pursuant to our share repurchase program, partially offset by $4.4 million in proceeds from exercise of stock options, and $1.1 million of excess tax benefits from stock-based awards.

Our cash used in financing activities during the six months ended June 30, 2012 resulted primarily from repurchases of our common stock of $4.0 million pursuant to our share repurchase program, partially offset by $0.3 million proceeds from exercise of stock options.

Future cash flows from financing activities may also be affected by our repurchases of our common stock. On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. On December 13, 2012, we announced that our Board of Directors increased the authorized repurchase amount by $6.0 million, and on March 4, 2013, we announced that our Board of Directors increased the authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At June 30, 2013, we had executed repurchases of $30.4 million of our common stock under the program. From July 1, 2013 to August 2, 2013, we repurchased of an additional $3.6 million or 275,000 shares of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Off-Balance Sheet Arrangements

At June 30, 2013, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the six months ended June 30, 2013, a 10% strengthening of the U.S. dollar relative to these foreign currencies would have resulted in a decrease in revenue of $8.7 million, but an increase in operating income of $0.5 million. A 10% weakening of the U.S. dollar relative to these foreign currencies, however, would have resulted in an increase in revenue of $8.7 million, but a decrease in operating income of $0.5 million. We currently do not hedge or otherwise manage our currency exposure. As our international operations expand to more countries and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

 Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock.  On December 13, 2012, we announced that our Board of Directors increased our share repurchase program by $6.0 million, and on March 4, 2013, we announced that our Board of Directors increased the total authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At June 30, 2013, we had executed repurchases of $30.4 million of our common stock under the program. From July 1, 2013 to August 2, 2013, we repurchased an additional $3.6 million or 275,000 shares of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Common stock repurchases during the quarter ended June 30, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under a Publicly Announced Program
April 2013	137,652	$14.80	137,652	$22,131,463
May 2013	216,324	$14.31	216,324	$19,029,668
June 2013	182,132	$13.43	182,132	$16,578,567

 Item 6.          EXHIBITS

Exhibit No	Description of Exhibit

10.01	Lease Agreement, dated June 17, 2013, between EPC-IBP 16, LLC and ReachLocal

10.02

Consolidated Amendment to Lease Agreement, dated June 17, 2013, among ARI-International Business Park, LLC, ARI-IBP 1, LLC, ARI-IBP 2, LLC, ARI-IBP 3, LLC, ARI-IBP 4, LLC, ARI-IBP 5, LLC, ARI-IBP 6, LLC, ARI-IBP 7, LLC, ARI-IBP 8, LLC, ARI-IBP 9, LLC, ARI-IBP 11, LLC, and ARI-IBP 12, LLC, acting by and through Billingsley Property Services, Inc., as agent for Landlord, and ReachLocal, Inc.

10.03	Side Letter, dated June 17, 2013, between EPC-IBP 16, LLC and ReachLocal, Inc.

10.04

Fifth Amendment to Lease Agreement, dated July 22, 2013, among ARI-International Business Park, LLC, ARI-IBP 1, LLC, ARI-IBP 2, LLC, ARI-IBP 3, LLC, ARI-IBP 4, LLC, ARI-IBP 5, LLC, ARI-IBP 6, LLC, ARI-IBP 7, LLC, ARI-IBP 8, LLC, ARI-IBP 9, LLC, ARI-IBP 11, LLC, and ARI-IBP 12, LLC, acting by and through Billingsley Property Services, Inc., as agent for Landlord, and ReachLocal, Inc.

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

Date: August 7, 2013