Form 10-Q
period 2013-09-30
ReachLocal Inc
filed 2013-11-06
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 1, 2013
Common Stock, $0.00001 par value	27,783,154

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$84,989	$92,336
Short-term investments	553	3,149
Accounts receivable, net of allowance for doubtful accounts of $405 and $259 at September 30, 2013 and December 31, 2012, respectively	10,099	5,689
Other receivables and prepaid expenses	14,404	8,957
Total current assets	110,045	110,131

Property and equipment, net	12,136	11,066
Capitalized software development costs, net	18,795	14,704
Restricted certificates of deposit	1,697	1,226
Intangible assets, net	1,525	2,442
Other assets	9,254	4,044
Goodwill	42,083	42,083
Total assets	$195,535	$185,696

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$47,145	$35,297
Accrued expenses	30,647	27,422
Deferred revenue and other current liabilities	37,444	36,304
Liabilities of discontinued operations	794	767
Total current liabilities	116,030	99,790
Deferred rent and other liabilities	4,626	4,020
Total liabilities	120,656	103,810

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 27,746 and 28,154 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Receivable from stockholder	(78)	(89)
Additional paid-in capital	107,078	110,573
Accumulated deficit	(28,974)	(27,076)
Accumulated other comprehensive loss	(3,147)	(1,522)
Total stockholders’ equity	74,879	81,886
Total liabilities and stockholders’ equity	$195,535	$185,696

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$133,148	$118,891	$382,023	$335,106
Cost of revenue	66,764	59,500	192,564	167,546
Operating expenses:
Selling and marketing	48,980	42,860	140,470	122,579
Product and technology	5,901	5,448	17,574	14,180
General and administrative	11,376	9,966	30,588	30,241
Total operating expenses	66,257	58,274	188,632	167,000
Income from operations	127	1,117	827	560
Other income, net	181	33	522	338
Income from operations before provision for income taxes	308	1,150	1,349	898
Provision for income taxes	1,430	314	3,247	736
Net income (loss)	$(1,122)	$836	$(1,898)	$162

Net income (loss) per share, basic	$(0.04)	$0.03	$(0.07)	$0.01
Net income (loss) per share, diluted	$(0.04)	$0.03	$(0.07)	$0.01

Weighted average common shares used in computation of net income (loss) per share, basic	27,507	28,403	27,843	28,379
Weighted average common shares used in computation of net income (loss) per share, diluted	27,507	29,342	27,843	28,902

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(1,122)	$836	$(1,898)	$162
Other comprehensive income (loss):
Foreign currency translation adjustments	241	(197)	(1,625)	(445)
Comprehensive income (loss)	$(881)	$639	$(3,523)	$(283)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flow from operating activities:
Net income (loss)	$(1,898)	$162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,006	9,669
Stock-based compensation	8,410	6,929
Excess tax benefits from stock-based awards	(1,127)	—
Provision for doubtful accounts	513	18
Changes in operating assets and liabilities:
Accounts receivable	(4,908)	(679)
Other receivables and prepaid expenses	(5,448)	(1,291)
Other assets	(1,509)	(216)
Accounts payable and accrued expenses	16,777	10,510
Deferred revenue, rent and other liabilities	2,919	6,958
Net cash provided by operating activities, continuing operations	25,735	32,060
Net cash used in operating activities, discontinued operations	—	(182)
Net cash provided by operating activities	25,735	31,878

Cash flow from investing activities:
Additions to property, equipment and software	(16,148)	(12,067)
Acquisitions, net of acquired cash	(363)	(4,120)
Loan to franchisee	(1,221)	(1,863)
Investment in partnership	(2,500)	—
Maturities of certificates of deposits and short-term investments	2,566	466
Purchases of certificates of deposits and short-term investments	(563)	(8,447)
Net cash used in investing activities	(18,229)	(26,031)

Cash flow from financing activities:
Proceeds from exercise of stock options	5,333	1,639
Excess tax benefits from stock-based awards	1,127	—
Common stock repurchases	(18,904)	(5,395)
Net cash used in financing activities	(12,444)	(3,756)
Effect of exchange rate changes on cash and cash equivalents	(2,409)	94
Net change in cash and cash equivalents	(7,347)	2,185
Cash and cash equivalents—beginning of period	92,336	84,525
Cash and cash equivalents—end of period	$84,989	$86,710

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$443	$228
Deferred payment obligation decrease	$(122)	$(75)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in North America, Australia, the United Kingdom, the Netherlands, Germany, Austria, Belgium, Japan, Brazil and India. The Company’s mission is to help small- and medium-sized businesses (“SMBs”) acquire, transact with, maintain and retain customers via the Internet. The Company offers a comprehensive suite of online marketing solutions, including search engine marketing (ReachSearch™), Web presence (ReachCast™), display advertising (ReachDisplay™), display retargeting (ReachRetargeting™), online marketing analytics (TotalTrack®), and assisted chat service (TotalLiveChat™), each targeted to the SMB market. In 2013, the Company expanded its product suite to include a software-as-a-service, or SaaS, product, ReachEdge, which is a marketing system that combines an optimized website and automated lead management. The Company delivers its suite of services to SMBs through a combination of its proprietary technology platform, the RL Platform, its sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies and resellers. The Company also has two services in beta: ClubLocal™, a consumer service through which it creates a direct relationship with consumers and provides home-related services by engaging third-party suppliers which perform the agreed services on the Company’s behalf, and ReachCommerce™, a SaaS product which supports online booking, transaction and back office processes.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The Condensed Consolidated Balance Sheet as of December 31, 2012 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures, included in those audited consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2013, the Company’s results of operations for the three and nine months ended September 30, 2013 and 2012, and the Company’s cash flows for the nine months ended September 30, 2013 and 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. All references to the three and nine months ended September 30, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited.

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

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the current period. These reclassifications did not have a material impact on the Company's previously reported consolidated financial statements.

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

ClubLocal revenue is recognized when services have been provided. As the Company is the primary obligor under the arrangements, has discretion in supplier selection, has latitude in establishing prices, and bears the credit risk, it recognizes the gross amount of sales as revenue and records the cost of the service provided as cost of revenue.

The Company offers incentives to clients in exchange for minimum commitments. In these circumstances, management estimates the amount of the incentives that will be earned by clients and adjusts the recognition of revenue to reflect such incentives. Estimates are based upon a statistical analysis of previous campaigns for which such incentives were offered.

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

Goodwill

The Company’s total goodwill of $42.1 million as of both September 30, 2013 and December 31, 2012, is related to the Company’s acquired businesses.   The Company operates in one reportable segment, in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting, and has identified two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by each reporting unit’s management. North America’s assigned goodwill was $9.7 million and Australia’s assigned goodwill was $32.4 million as of both September 30, 2013 and December 31, 2012. The Company reviews the carrying amounts of goodwill for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. The Company performs its annual assessment of goodwill impairment as of the first day of each fourth quarter.

The Company follows the amended guidance for assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in accordance with ASC 350-20, Intangibles – Goodwill and Other. Entities are provided with the option of first performing a qualitative assessment on any of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two-step impairment test is necessary. The first step of the impairment test involves comparing the estimated fair values of each of our reporting units with their respective carrying amounts, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The Company estimates fair value utilizing the projected discounted cash flow method and a discount rate determined by the Company to commensurate the risk inherent in its business model.

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

The fair value of each award is estimated on the date of the grant and amortized over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards on the date of grant. Determining the fair value of stock option awards at the grant date under this model requires judgment, including estimating volatility, expected term and risk-free interest rate. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company's common stock on the date of grant. In addition, the Company uses a Monte Carlo simulation model to estimate the fair value of performance-vesting restricted stock and restricted stock units. Determining the fair value of these awards at the grant date under this model requires judgment, including estimating volatility, risk-free rate and expected future stock price. The assumptions used in calculating the fair value of stock-based awards represent management’s estimate based on judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the Black-Scholes or Monte Carlo simulation models significantly change, stock-based compensation for future awards may differ materially from the awards granted previously.

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

Loan Receivable

 The Company records loan receivables at carrying value, net of potential allowance for losses. Losses on the receivable are recorded when probable and estimable. The Company routinely evaluates receivables for potential collection issues that might indicate an impairment. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that the Company will experience losses that are different from its current estimates. Write-offs are deducted from the allowance for losses when the Company judges the principal to be uncollectible. Any subsequent recoveries are added to other income at the time cash is received on a written-off balance. Interest income on loan receivables are accrued on a monthly basis over the life of the loan. See Note 6, “Variable Interest Entities”, for more information regarding the Company’s loan receivable.

Investment in Partnership

The Company accounts for investments in partnership under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data.

Common Stock Repurchase and Retirement

Common stock repurchased is retired, and the excess of the cost over the par value of the common shares repurchased is recorded to additional paid-in capital.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. The Company was in a net loss position for each of the three and nine-month periods ended September 30, 2013, and therefore the number of diluted shares was equal to the number of basic shares for each of these periods.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(1,122)	$836	$(1,898)	$162
Denominator:
Weighted average common shares used in computation of net income (loss) per share, basic	27,507	28,403	27,843	28,379
Deferred stock consideration and unvested restricted stock	—	93	—	53
Stock options and warrant	—	846	—	470
Weighted average common shares used in computation of net income (loss) per share, diluted	27,507	29,342	27,843	28,902

Net income (loss) per share, basic	$(0.04)	$0.03	$(0.07)	$0.01

Net income (loss) per share, diluted	$(0.04)	$0.03	$(0.07)	$0.01

The following potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Deferred stock consideration and unvested restricted stock	403	—	304	—
Stock options and warrant	4,108	2,727	3,598	5,988
	4,511	2,727	3,902	5,988

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. The amendments in this update are effective for the Company as of January 1, 2014. The Company does not expect this update to have a material impact on its consolidated financial statements.

3. Fair Value of Financial Instruments

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$2,250	$2,250	$—	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Certificates of deposit	$4,375	$4,375	$—	$—

The following table provides information about assets not carried at fair value in the Company’s Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2013		December 31, 2012
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Loan receivable	$3,303	$3,268	$1,954	$1,954

The OxataSMB B.V. (“OxataSMB”) loan receivable is not actively traded and its fair value is estimated based on valuation methodologies using current market interest rate data adjusted for inherent credit risk. See Note 6, “Variable Interest Entities”, for further information on the loan receivable.

The Company also has an investment in a privately held partnership, which is a service provider, in which the Company’s ownership is less than 20% and the Company does not have significant influence. The investment is accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amount of the Company’s cost method investment was $2.5 million as of September 30, 2013, and is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet.

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

Intangible Assets

As of September 30, 2013, intangible assets from acquisitions included developed technology of $1.5 million (net of accumulated amortization of $1.6 million) amortized over three years. As of December 31, 2012, intangible assets from acquisitions included developed technology of $2.4 million (net of accumulated amortization of $2.9 million) amortized over three years, and customer relationships of $25,000 (net of accumulated amortization of $25,000) amortized over one year. Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Year Ending December 31,
2013 (3 months)	$255
2014	853
2015	417
Total	$1,525

For the three months ended September 30, 2013 and 2012, amortization expense related to acquired intangibles was $0.2 million and $0.6 million, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense related to acquired intangibles was $0.9 million and $1.5 million, respectively.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Capitalized software development costs	$42,627	$31,944
Accumulated amortization	(23,832)	(17,240)
Capitalized software development costs, net	$18,795	$14,704

The Company recorded amortization expense of $2.2 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively, and $6.6 million and $4.7 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, $2.2 million and $3.3 million, respectively, of capitalized software development costs were related to projects still in process.

6. Variable Interest Entities

On July 6, 2012, the Company completed a transaction with OxataSMB, in which the Company entered into a franchise agreement with OxataSMB permitting OxataSMB to operate and resell the Company’s services under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. Pursuant to the franchise agreement, OxataSMB receives access to the RL platform, training, marketing and branding materials, media purchasing, campaign management and provisioning, sourcing of telephony, and technical support. The Company does not anticipate OxataSMB will pursue activities other than as a franchisee. In addition, the Company entered into a market development loan agreement with OxataSMB pursuant to which the Company agreed to provide financing to OxataSMB of up to €2.9 million ($3.9 million), of which €1.45 million ($2.0 million) was advanced in 2012. OxataSMB’s ability to draw down the remaining loan amount was dependent on OxataSMB achieving certain milestones by June 29, 2013. In August 2013, the Company advanced an additional €0.92 million ($1.2 million) to OxataSMB, and retains the discretion to advance some or all of the remaining amount of €0.53 million ($0.7 million) prior to December 29, 2013. The loan has a two-year term, maturing on June 29, 2014, and accrues interest at 4% per annum, but does not require principal or interest payments for two years, and can be extended for an additional 24 months based on achievement of certain milestones. Prior to advancement of the loan in 2012, OxataSMB had €1.45 million ($2.0 million) of contributed capital. In addition, the Company has an option to buy OxataSMB at an independently-determined fair value at the end of the initial loan term, subject to extension.

OxataSMB is considered a VIE with respect to the Company because, depending on its performance, OxataSMB may not have sufficient equity to finance its activities without additional financial support. Based on the Company’s initial assessment in 2012, the Company was not the primary beneficiary of OxataSMB because it did not have: (1) the power to direct the activities that most significantly impact OxataSMB’s economic performance or (2) the obligation to absorb losses of OxataSMB or the right to receive benefits from OxataSMB that could potentially be significant. Therefore, the Company did not consolidate the results of OxataSMB, and transactions with OxataSMB results were accounted for similarly to the Company’s resellers. At September 30, 2013, the Company concluded no events or changes in circumstances have occurred that would change the Company’s initial assessment of OxataSMB’s VIE status and that the Company was not a primary beneficiary of OxataSMB. The loan receivable is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2013, the Company’s maximum exposure to loss related to the unconsolidated VIE consisted of its loan and accumulated interest receivable of $3.3 million. No allowance for loan losses has been recorded against the loan receivable. However, should the operating and financial performance of OxataSMB not perform within expectations, a provision for loan loss may be necessary in the future.

 7. Current Liabilities

Accrued expenses consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation and benefits	$16,545	$14,558
Other	14,102	12,864
Total accrued expenses	$30,647	$27,422

Deferred revenue and other current liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred revenue	$36,379	$34,142
Other	1,065	2,162
Total deferred revenue and other current liabilities	$37,444	$36,304

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

9. Stockholders’ Equity

Common Stock Repurchases

On November 4, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s outstanding common stock. On December 13, 2012, the Company announced the Board of Directors increased the total authorized repurchase amount by $6.0 million, and on March 4, 2013, the Company announced that its Board of Directors increased the total authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At September 30, 2013, the Company had executed repurchases of 3.4 million shares of its common stock under the program for an aggregate of $36.3 million, of which $5.9 million or 475,000 shares were repurchased during the three months ended September 30, 2013, and $18.9 million or 1,395,000 shares were repurchased during the nine months ended September 30, 2013. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

10. Stock-Based Compensation

Stock Options

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,052	$10.71
Granted	1,143	$13.29
Exercised	(654)	$8.15
Forfeited	(557)	$12.10
Outstanding at September 30, 2013	6,984	$11.28	4.4	$9,878

Vested and exercisable at September 30, 2013	4,281	$10.84	3.4	$7,354

Unvested at September 30, 2013, net of estimated forfeitures	2,532	$11.94	6.0	$2,450

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.36%	0.61%	0.92%	0.78%
Expected life (in years)	4.75	4.75	4.81	4.90
Expected volatility	57%	60%	59%	59%

The per-share weighted-average grant date fair value of options granted during the nine months ended September 30, 2013 was $6.32. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2013 was $3.8 million.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2012	382	$11.09
Granted	633	$5.88
Forfeited	(136)	$7.41
Vested	(100)	$10.68
Unvested at September 30, 2013	779	$7.49

Grants during the period included 506,000 performance-vesting shares of restricted stock and restricted stock units that will each vest based on achievement of both Company stock price targets and continued service. The grant date fair value of these awards were estimated using a Monte Carlo simulation model and were $5.52 per share. In addition, 30,000 performance-vesting shares of restricted stock were granted during the period that will vest based on achievement of certain business performance milestones. The grant date fair value of this award based on the Company’s closing stock price on that date was $13.45 per share and expense is recognized based on the achievement of certain business performance milestones.

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized, as stock-based compensation in association with software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation	$3,358	$2,662	$8,853	$7,157
Less: Capitalized stock-based compensation	170	67	443	228
Stock-based compensation expense, net	$3,188	$2,595	$8,410	$6,929

Stock-based compensation, net of capitalization, is included in the accompanying Condensed Consolidated Statements of Operations within the following captions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation expense, net
Cost of revenue	$176	$73	$471	$198
Selling and marketing	765	437	2,396	1,122
Product and technology	163	488	425	868
General and administrative	2,084	1,597	5,118	4,741
	$3,188	$2,595	$8,410	$6,929

Stock-based compensation for the three and nine months ended September 30, 2013 included $0.7 million of expense related to the modification and acceleration of certain unvested stock options and restricted stock pursuant to the separation agreement between the Company and its former Chief Executive Officer.

As of September 30, 2013, there was $19.9 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.4 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

11. Income Taxes

The Company follows ASC Topic 740-270, Income taxes—Interim Reporting, for the computation and presentation of its interim period tax provision. Accordingly, management estimates the effective annual tax rate and applies this rate to the year-to-date pre-tax book income or loss to determine the interim provision for income taxes. Additionally, unusual or infrequent items are booked in the period in which they occur. The Company’s policy is to recognize interest and penalties related to tax in income tax expense. For the three months ended September 30, 2013 and 2012, the income tax provisions were $1.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2013 and 2012, the income tax provisions were $3.2 million and $0.7 million, respectively. The income tax provision for the nine months ended September 30, 2013 relates to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.

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

Revenue by geographic region with respect to the Direct Local and National Brands channels is based on the physical location of the sales office, and with respect to Agencies and Resellers, is based on the physical location of the agency or reseller. The following summarizes revenue and long-lived assets by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
North America	$88,501	$84,212	$257,941	$243,364
International	44,647	34,679	124,082	91,742
	$133,148	$118,891	$382,023	$335,106

	September 30, 2013	December 31, 2012
Long-lived assets (excluding patents and other intangibles):
North America	$6,575	$6,395
International	5,553	4,671
	$12,128	$11,066

The results of the Australia geographic region have been included in the Company’s condensed consolidated financial statements and include revenues of $21.4 million and $19.0 million for the three months ended September 30, 2013 and 2012, respectively, and $62.1 million and $52.9 million for the nine months ended September 30, 2013 and 2012, respectively. Long-lived assets of the Australia geographic region were $1.1 million and $1.7 million at September 30, 2013 and December 31, 2012, respectively.

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

Overview

Our mission is to help small and medium-sized businesses, or SMBs, acquire, transact with, maintain and retain customers via the Internet. We offer a comprehensive suite of online marketing and reporting solutions, including ReachSearch™ (search engine marketing), ReachCast™ (Web presence), ReachDisplay™ (display advertising),  ReachRetargeting™ (display retargeting), online marketing analytics, and other related products and solutions, each targeted to the SMB market. In 2013, we expanded our product suite to include a software-as-a-service, or SaaS, product, ReachEdge, which is a marketing system that combines an optimized website and automated lead management. We deliver these solutions to SMBs through a combination of our proprietary platform, the RL Platform, and our sales force of Internet Marketing Consultants, or IMCs, and select third-party agencies, resellers and a franchisee. We also have two services in beta: , ClubLocal™, a consumer service through which we create a direct relationship with consumers and provide home-related services by engaging third-party suppliers which perform the agreed services on our behalf, and ReachCommerce™, a SaaS product which supports online booking, transaction and back office processes.

We use our RL Platform to create advertising campaigns for SMBs to target potential customers in their geographic area, optimize those campaigns in real time and track tangible results. Through a single Internet advertising budget, we enable our clients to reach local customers—whether using traditional computing devices or mobile devices—across the Internet, including through all of the major search engines and leading general interest and vertically focused online publishers. In 2010, we expanded the RL Platform to include ReachCast, our full-service Web presence and social media solution, in September 2012, we launched ReachRetargeting, a ReachDisplay product targeting local consumers who have recently searched for an SMB’s business keywords as well as those who have recently visited their website, and in 2013, we launched ReachEdge. We continue to expand the RL Platform to include additional advertising products designed specifically for the needs of our SMB clients. Empowered by the RL Platform, our IMCs, which are based in or near the cities in which our clients operate, establish a direct consultative relationship with our clients and provide our solutions to achieve their marketing objectives.

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

 In 2006, we entered our first market outside of North America through a joint venture in Australia, and in 2009, we acquired the remaining interest in the joint venture. We entered the United Kingdom and Canada in 2008, Germany and the Netherlands in 2011, Japan and Brazil in 2012, and Austria and Belgium in 2013. We also serve clients in New Zealand, Singapore, Slovakia, Poland, the Czech Republic and Russia through our resellers, including a franchisee. We have campaign provisioning and management, certain engineering, and other back office operations in India.

Business Model and Operating Metrics

Our Direct Local channel represents the majority of our revenue. As a percentage of revenue, Direct Local revenue has increased to 80% for the nine months ended September 30, 2013, from 79% for the nine months ended September 30, 2012. Growth in Direct Local revenue is largely attributable to an increase in the number of Upperclassmen (as defined below) and the productivity of Upperclassmen driven by their increased tenure. Also contributing to the increase was growth in the number of international IMCs who, on average, are more productive than our North American IMCs.

IMCs

Our ongoing investment in our sales force has been the principal engine for our growth. Typically, each month, we hire 40-50 IMCs worldwide, with the hiring weighted towards the first ten months of the year.

We refer to IMCs with 12 months or less of experience as Underclassmen and those with greater experience as Upperclassmen. In particular, our revenue growth is driven by the increase in the number of our Upperclassmen, who are significantly more productive than our Underclassmen. As such, we believe that our ability to grow our business is highly dependent on our ability to grow the number of our Upperclassmen. Beyond our hiring practices, which determine the number of IMCs to be hired as well as the rate at which we hire them, the increase in the number of Upperclassmen depends primarily on the productivity of Underclassmen, as the majority of Underclassmen attrition is involuntary and is based on performance relative to a standard level of revenue growth and other performance metrics determined by us. We do not expect all Underclassmen to become Upperclassmen, and our investment decisions anticipate the cost of attrition. Our revenue growth is also driven by the increase in the number of our international IMCs as our international IMCs are on average more productive than our North American IMCs, which we attribute to lower levels of competition and lower existing online advertising consumption by SMBs in those markets.

In addition to the number of IMCs, we also seek to improve our sales productivity by adjusting our sales practices and processes, and by modifying our commission structures to better align with our sales and performance objectives. For example, we use different forms of account management, including local management and centralized management, to increase our sales force productivity; and, during 2013, we also added a number of inside sales IMCs in North America to allow us to reach certain markets and potential clients more effectively. We experiment with and test various ways to enhance the performance of our sales force and service resources as we seek to accelerate our growth and improve our performance. However, there can be no assurance that such changes in our sales processes will achieve the desired objectives or that such changes will not have adverse consequences.

At September 30, 2013, we had 440 Upperclassmen and 517 Underclassmen, for a total of 957 IMCs, as compared to 407 Upperclassmen and 450 Underclassmen, for a total of 857 IMCs, at September 30, 2012.

Total IMCs at September 30, 2013 increased from a year ago due to increases in the number of Upperclassmen and Underclassmen to support our continued international growth. This total includes those involved in our inside sales efforts.

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

We determine the amount to invest in Underclassmen based on our objectives for development of the business and the key factors affecting IMC productivity described above. Underclassmen Expense for the nine months ended September 30, 2013 and 2012 was $35.7 million and $33.8 million, respectively. The increase in Underclassmen Expense in the nine months ended September 30, 2013, compared to the same period in 2012, was primarily attributable to our international expansion, partially offset by a reduced investment in North America.

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

At September 30, 2013, we had approximately 24,600 Active Advertisers and 36,400 Active Campaigns, as compared to approximately 22,100 Active Advertisers and 32,900 Active Campaigns as of September 30, 2012. Active Advertisers and Active Campaigns increased over the period due to an increase in the number of Upperclassmen and the productivity of Upperclassmen driven by their increased tenure, an increase in the number of products available for our IMCs to sell, and growth within our National Brands, Agencies and Resellers channel.

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

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges, with payment generally due in 30 days.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $4.8 million and $3.8 million of accounts receivables related to our National Brands, Agencies and Resellers at September 30, 2013 and December 31, 2012, respectively.

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized. From time to time, publishers offer us rebates based upon various factors and operating rules, including the amount of media purchased. We record these rebates in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher, or as an other receivable, as appropriate. Cost of revenue also includes the costs of third-party telephone and information services and other third-party service providers, data center and third-party hosting costs, credit card processing fees, and other direct costs. Cost of revenue also includes the cost of third-party suppliers related to our ClubLocal service.

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

ClubLocal revenue is recognized when services have been provided. As we are the primary obligor under the arrangements, have discretion in supplier selection, have latitude in establishing prices, and bear the credit risk, we recognize the gross amount of sales as revenue and records the cost of the service provided as cost of revenue.

We offer incentives to clients in exchange for minimum commitments. In these circumstances, we estimate the amount of the incentives that will be earned by clients and adjust the recognition of revenue to reflect such incentives. Estimates are based upon a statistical analysis of previous campaigns for which such incentives were offered.

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

Goodwill

We have total goodwill of $42.1 million as of both September 30, 2013 and December 31, 2012, related to our acquired businesses. We operate in one reportable segment, in accordance with ASC 280, Segment Reporting, and have identified two reporting units—North America and Australia—for purposes of evaluating goodwill. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by each reporting unit’s management. North America’s assigned goodwill was $9.7 million and Australia’s assigned goodwill was $32.4 million as of both September 30, 2013 and December 31, 2012. We review the carrying amounts of goodwill for possible impairment whenever events or changes in circumstance indicate that the related carrying amount may not be recoverable. We perform our annual assessment of goodwill impairment as of the first day of each fourth quarter.

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

The fair value of each award is estimated on the date of the grant and amortized over the requisite service period, which is the vesting period. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards on the date of grant. Determining the fair value of stock option awards at the grant date under this model requires judgment, including estimating volatility, expected term and risk-free interest rate. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company's common stock on the date of the grant. In addition, the Company uses a Monte Carlo simulation to estimate the fair value of performance-vesting restricted stock and restricted stock units. Determining the fair value of these awards at the grant date under this model requires judgment including estimating volatility, risk-free rate and expected future stock price. The assumptions used in calculating the fair value of stock-based awards represent management’s estimate based on judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the Black-Scholes model or Monte Carlo simulations significantly changes, stock-based compensation for future awards may differ materially from the awards granted previously.

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

 Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Revenue	$133,148	$118,891	$382,023	$335,106
Cost of revenue (1)	66,764	59,500	192,564	167,546
Operating expenses:
Selling and marketing (1)	48,980	42,860	140,470	122,579
Product and technology (1)	5,901	5,448	17,574	14,180
General and administrative (1)	11,376	9,966	30,588	30,241
Total operating expenses	66,257	58,274	188,632	167,000
Income from continuing operations	127	1,117	827	560
Other income, net	181	33	522	338
Income from continuing operations before provision for income taxes	308	1,150	1,349	898
Provision for income taxes	1,430	314	3,247	736
Net income (loss)	$(1,122)	$836	$(1,898)	$162

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation:
Cost of revenue	$176	$73	$471	$198
Selling and marketing	765	437	2,396	1,122
Product and technology	163	488	425	868
General and administrative	2,084	1,597	5,118	4,741
	$3,188	$2,595	$8,410	$6,929

Depreciation and amortization:
Cost of revenue	$182	$131	$589	$401
Selling and marketing	662	457	2,330	1,576
Product and technology	2,790	2,385	8,277	6,435
General and administrative	353	536	810	1,257
	$3,987	$3,509	$12,006	$9,669

Revenue

	Three Months Ended September 30,		2013-2012	Nine Months Ended September 30,		2013-2012
	2013	2012	% Change	2013	2012	% Change
(in thousands)
Direct Local	$106,207	$93,537	13.5%	$305,167	$263,534	15.8%
National Brands, Agencies and Resellers	26,941	25,354	6.3	76,856	71,572	7.4
Total revenue	$133,148	$118,891	12.0%	$382,023	$335,106	14.0%
At period end:
Number of IMCs:
Upperclassmen				440	407	8.1%
Underclassmen				517	450	14.9%
Total				957	857	11.7%
Active Advertisers (1)				24,600	22,100	11.3%
Active Campaigns (2)				36,400	32,900	10.6%

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

The increases in Direct Local revenue of $12.7 million and $41.6 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, were largely driven by an increase in the number of Upperclassmen in our international markets, and an increase in the productivity of our IMCs in our domestic markets attributable to their increased tenure. Also contributing to the increase was growth in the number of international IMCs who, on average, are more productive than our North American IMCs, which we attribute to less competition and higher growth rates of online advertising demand by SMBs in those markets, partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies. Growth in our Direct Local channel is dependent on the size of our sales force, the number of our products that each of our advertisers purchases, and the overall consumption of online marketing services in our markets. Our future growth in this channel is therefore dependent on our continued investment in higher growth international markets and product expansion, and the general conditions of the markets in which we operate.

Total IMCs at September 30, 2013 increased from a year ago due to an increase in the number of international IMCs to support our continued international growth. Total IMCs includes those involved in our inside sales efforts.

The increases in National Brands, Agencies and Resellers revenue of $1.6 million for the three months ended September 30, 2013 and $5.3 million for the nine months ended September 30, 2013, compared to the same period in 2012, were due to growth in the number of domestic National Brands clients and international Agencies and Resellers clients, partially offset by a decrease in the number of domestic Agencies and Resellers clients.

Cost of Revenue

	Three Months Ended September 30,		2013-2012	Nine Months Ended September 30,		2013-2012
	2013	2012	% Change	2013	2012	% Change
(in thousands)
Cost of revenue	$66,764	$59,500	12.2%	$192,564	$167,546	14.9%
As a percentage of revenue:	50.1%	50.0%		50.4%	50.0%

The slight increase in our cost of revenue as a percentage of revenue for the three months ended September 30, 2013, compared to the same period in 2012, was primarily due to an increase in service and support costs and a decrease in publisher rebates, partially offset by increased media buying efficiencies and the change in our geographic, product and service mix. Publisher rebates as a percentage of revenue decreased to 4.2% of revenue for the three months ended September 30, 2013, from 4.5% for the three months ended September 30, 2012, as a result of a shift in product mix.

The increase in our cost of revenue as a percentage of revenue for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to an increase in service and support costs and a decrease in publisher rebates, partially offset by the change in our geographic, product and service mix, and increased media buying efficiencies. Publisher rebates as a percentage of revenue decreased to 4.1% of revenue for the nine months ended September 30, 2013, from 4.6% for the nine months ended September 30, 2012, as a result of a shift in product mix and settlements.

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

Selling and Marketing

	Three Months Ended September 30,		2013-2012	Nine Months Ended September 30,		2013-2012
	2013	2012	% Change	2013	2012	% Change
(in thousands)
Salaries, benefits and other costs	$35,321	$30,305	16.6%	$101,109	$86,560	16.8%
Commission expense	13,659	12,555	8.8%	39,361	36,037	9.2%
Total selling and marketing	$48,980	$42,860	14.3%	$140,470	$122,597	14.6%

Underclassmen Expense included above, excluding commissions (1)	$12,900	$11,441	12.8%	$35,731	$33,824	5.6%
As a percentage of revenue:
Salaries, benefits and other costs	26.5%	25.5%		26.5%	25.8%
Commission expense	10.3%	10.6%		10.3%	10.8%
Total selling and marketing	36.8%	36.0%		36.8%	36.6%

____________________

(1)	See “Non-GAAP Financial Measures” for our definition of Underclassmen Expense.

The increase in selling and marketing salaries, benefits and other costs in absolute dollars for the three months ended September 30, 2013, compared to the same period in 2012, was primarily due to an increase in expenses related to ClubLocal.

The increase in selling and marketing salaries, benefits and other costs in absolute dollars for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to an increase in the number of IMCs and the proportion of international IMCs (who on average cost more than North American IMCs) as a result of our entrance into new international markets, and an increase in expenses related to ClubLocal.

The increases in commission expense in absolute dollars for the three and nine months ended September 30, 2013, compared to the same periods in 2012, were due to increased sales. As a percentage of revenue, commission expense decreased compared to the same periods in 2012 due to a higher percentage of revenue from our international Direct Local channel, for which we pay lower commission rates. Commission expense includes commissions and other variable compensation. We do not expect continued decreases in commission expense as a percentage of revenue due to an expected higher percentage of Upperclassmen, who generally earn higher commission rates based on increased productivity.

Underclassmen Expense increased for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, reflecting increased hiring in certain international markets.

Product and Technology

	Three Months Ended September 30,		2013-2012	Nine Months Ended September 30,		2013-2012
	2013	2012	% Change	2013	2012	% Change
(in thousands)
Product and technology expenses	$5,901	$5,448	8.3%	$17,574	$14,180	23.9%
Capitalized software development costs from product and technology resources	3,546	2,224	59.4%	10,172	6,295	61.6%
Total product and technology expenses and capitalized costs	$9,447	$7,672	23.1%	$27,746	$20,475	35.5%

Percentage of revenue:
Product and technology expenses costs	4.4%	4.6%		4.6%	4.2%
Capitalized software development costs from product and technology resources	2.7%	1.9%		2.7%	1.9%
Total product and technology costs expensed and capitalized	7.1%	6.5%		7.3%	6.1%

The increase in product and technology expenses in absolute dollars for the three months ended September 30, 2013, compared to the same period in 2012, was primarily attributable to $1.6 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and new commerce initiatives, partially offset by increased capitalization due to an increase in capitalizable projects, including those relating to our new product initiatives.

The increase in product and technology expenses in both absolute dollars and as a percentage of revenue for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily attributable to $6.0 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of the RL Platform and the new commerce initiatives, partially offset by increased capitalization due to an increase in capitalizable projects, including those relating to our new product initiatives, and $1.3 million of increased amortization expense related to previously capitalized software development costs and acquired intangibles.

General and Administrative

	Three Months Ended September 30,		2013-2012	Nine Months Ended September 30,		2013-2012
	2013	2012	% Change	2013	2012	% Change
(in thousands)
General and administrative	$11,376	$9,966	14.1%	$30,588	$30,241	1.1%
As a percentage of revenue:	8.5%	8.4%		8.0%	9.0%

The increase in general and administrative expenses in absolute dollars for the three months ended September 30, 2013, compared to the same period in 2012, was primarily due to $0.7 million of increased stock-based compensation and $0.6 million of severance and recruitment costs, both associated with the departure of our former Chief Executive Officer.

The increase in general and administrative expenses in absolute dollars for the nine months ended September 30, 2013, compared to the same period in 2012, was primarily due to $0.8 million of increased employee costs, $0.7 million of increased stock-based compensation and $0.6 million of severance and recruitment costs, both associated with the departure of our former Chief Executive Officer, partially offset by $0.8 million of decreased facilities costs, $0.5 million of decreased professional fees, which consist of tax, consulting, audit and legal fees, and $0.3 million of decreased business and license taxes.

We expect general and administrative expenses to increase in absolute dollars as we continue to add personnel and incur additional professional fees and other expenses to support our continued domestic and international growth.

Other Income, Net

Other income, net increased for the three and nine months ended September 30, 2013, compared to the same periods in 2012, due to foreign exchange rate fluctuations and higher yields on invested balances. Other income, net primarily consists of interest income resulting from invested balances.

Provision for Income Taxes

The income tax provisions of $3.2 million and $0.7 million for the nine months ended September 30, 2013 and 2012, respectively, relate to federal, state and foreign income taxes, including the deferred tax impact of prior business combinations.  The overall increase in tax expense for the first nine months of 2013 compared to the same period in 2012 was primarily due to an increase in the income tax provision resulting from the realization of historic excess windfall tax benefits not previously recognized for financial statement purposes.

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

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA and Underclassmen Expense are useful to investors in evaluating our operating performance. For the three and nine months ended September 30, 2013 and 2012, our Adjusted EBITDA and Underclassmen Expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Adjusted EBITDA (1)	$7,302	$7,221	$21,243	$17,190
Underclassmen Expense (2)	$12,900	$11,441	$35,731	$33,824

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

The following table presents a reconciliation of Adjusted EBITDA to our income (loss) from operations for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Income (loss) from continuing operations	$127	$1,117	$827	$560
Add:
Depreciation and amortization	3,987	3,509	12,006	9,669
Stock-based compensation, net	3,188	2,595	8,410	6,929
Acquisition and integration costs	—	—	—	32
Adjusted EBITDA	$7,302	$7,221	$21,243	$17,190

Liquidity and Capital Resources

	Nine Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2013	2012
(in thousands)
Net cash provided by operating activities, continuing operations	$25,735	$32,060
Net cash used in operating activities, discontinued operations	$—	$(182)
Net cash used in investing activities	$(18,229)	$(26,031)
Net cash used in financing activities	$(12,444)	$(3,756)

At September 30, 2013, we had cash and cash equivalents of $85.0 million and short-term investments of $0.6 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 3, “Foreign Currency Exchange Risk,” for more information). We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At September 30, 2013, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At September 30, 2013, we had $1.7 million in restricted certificates of deposit to secure letters of credit issued to landlords and others.

Due to our recent share repurchases and capital expenditures, our current liabilities exceed our current assets; however, we believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital and planned investing and financing activities to support our long-term growth strategy, including share repurchases and capital expenditure requirements, for at least the next twelve months. Although we expect that cash flow from operations and our existing cash balances will be sufficient to continue funding our expansion activities, these investments, including investments in developing new products and services for our clients, could require us to seek additional equity or debt financing, and that financing may not be available on terms favorable to us or at all. In addition, we intend to continue to increase our investment in Underclassmen and in the development of new products and services for our clients, which could require significant capital and entail non-capitalized expenses that could decrease our income from operations.

Operating Activities

Our cash flow from operating activities during the nine months ended September 30, 2013 resulted primarily from adjustments for non-cash expenses and increases in operating liabilities. Our net loss of $1.9 million was more than offset by non-cash depreciation and amortization of $12.0 million, non-cash stock-based compensation of $8.4 million, and increases in accounts payable and accrued expenses of $16.8 million due to fluctuation in timing of payments of certain vendors. Partially offsetting these increases in cash flow were increases in other receivables and prepaid expenses of $5.4 million primarily due to timing of collection of vendor rebates, and an increase in accounts receivable of $4.9 million primarily due to an increase in the number of advertisers on credit terms. The decrease in cash flow from operating activities compared to the same period in 2012, was primarily due to smaller increases in operating liabilities, an increase in prepaid expenses benefiting future periods, and normalization of collections of vendor rebates.

Our cash flow from operating activities during the nine months ended September 30, 2012 resulted from income from continuing operations, net of income taxes, of $0.2 million, supplemented by non-cash depreciation and amortization of $9.7 million, and non-cash stock-based compensation of $6.9 million. Cash flow from operating activities also reflected increases in accounts payable and accrued expenses of $10.5 million due to growth of the business and the fluctuation in timing of payments to certain vendors, including the normalization of rebates receivable, and increases in deferred revenue, rent and other liabilities of $7.0 million due to the growth of our business.

Investing Activities

Our primary investing activities have consisted of purchases of property and equipment, capitalized software development costs, short-term investments, and business acquisitions. During the nine months ended September 30, 2013, our purchases of property and equipment and capitalization of software costs increased by $4.1 million year-over-year, reflecting our increased investment in our products, technology, facilities, and in newer markets. Purchases of property and equipment and capitalization of software costs will vary from period to period due to the timing of the expansion of our operations and our software development efforts. We expect to continue to use capital for acquisitions, purchases of property and equipment, and development of software.

During the nine months ended September 30, 2013, we had maturities of certificates of deposits and short-term investments aggregating $2.6 million. We also invested $2.5 million in a privately held partnership and provided additional financing of €0.9 million ($1.2 million) to OxataSMB. In addition, we made a final payment of $0.4 million on the deferred obligations related to the DealOn acquisition.

During the nine months ended September 30, 2012, our purchases of property and equipment and capitalization of software costs increased by $2.9 million year-over-year reflecting our increased investment in technology and facilities and newer markets. We entered into a market development loan agreement with OxataSMB pursuant to which we agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) was advanced during the period. We also purchased certificates of deposits and short-term investments of $8.4 million. In addition, we made acquisition related payments of $4.1 million, consisting of payments on deferred obligations related to the DealOn and SMB:LIVE acquisitions totaling $1.6 million, and payment for the RealPractice acquisition of $2.6 million.

Financing Activities

Our cash used in financing activities during the nine months ended September 30, 2013 resulted primarily from repurchases of our common stock of $18.9 million pursuant to our share repurchase program, partially offset by $5.3 million in proceeds from exercise of stock options, and $1.1 million of excess tax benefits from stock-based awards.

Our cash used in financing activities during the nine months ended September 30, 2012 resulted primarily from repurchases of our common stock of $5.4 million pursuant to our share repurchase program, partially offset by $1.6 million in proceeds from exercise of stock options.

Future cash flows from financing activities may also be affected by our repurchases of our common stock. On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. On December 13, 2012, we announced that our Board of Directors increased the authorized repurchase amount by $6.0 million, and on March 4, 2013, we announced that our Board of Directors increased the authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At September 30, 2013, we had repurchased $18.9 million of our common stock in total under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Off-Balance Sheet Arrangements

At September 30, 2013, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update require an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update do not require new recurring disclosures. The amendments in this update are effective for us as of January 1, 2014. We do not expect this update to have a material impact on our consolidated financial statements.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the nine months ended September 30, 2013, a 10% strengthening of the U.S. dollar relative to these foreign currencies would have resulted in a decrease in revenue of $13.6 million, but an increase in operating income of $0.7 million. A 10% weakening of the U.S. dollar relative to these foreign currencies, however, would have resulted in an increase in revenue of $13.6 million, but a decrease in operating income of $0.7 million. We currently do not hedge or otherwise manage our currency exposure. As our international operations expand to more countries and mature, our risks associated with fluctuations in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion.

 Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2013. Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock.  On December 13, 2012, we announced that our Board of Directors increased our share repurchase program by $6.0 million, and on March 4, 2013, we announced that our Board of Directors increased the total authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At September 30, 2013, we had repurchased $18.9 million of our common stock in total under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Common stock repurchases during the quarter ended September 30, 2013 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares That May Yet Be Purchased Under a Publicly Announced Program
July 2013	236,536	$13.00	236,536	$13,499,507
August 2013	38,000	$13.56	38,000	$12,983,061
September 2013	200,000	$11.56	200,000	$10,664,930

 Item 6.                EXHIBITS

Exhibit No	Description of Exhibit

10.01	Amendment to Transition Agreement between ReachLocal, Inc. and Michael Kline, dated August 7, 2013

10.02	Separation Agreement and General Release between ReachLocal, Inc. and Zorik Gordon, dated September 4, 2013

10.03	Separation Agreement and General Release between ReachLocal, Inc. and Nathan Hanks, dated November 1, 2013

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ David Scott Carlick
Name:	David Scott Carlick
Title:	Interim Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: November 6, 2013