Form 10-Q
period 2014-03-31
ReachLocal Inc
filed 2014-05-09
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 5, 2014
Common Stock, $0.00001 par value	28,892,274

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$73,663	$77,514
Short-term investments	260	260
Accounts receivable, net of allowance for doubtful accounts of $2,934 and $2,212 at March 31, 2014 and December 31, 2013, respectively	8,482	9,699
Prepaid expenses and other current assets	10,811	8,746
Deferred tax assets	1,225	1,250
Assets of discontinued operations	221	3,415
Total current assets	94,662	100,884

Property and equipment, net	12,380	12,903
Capitalized software development costs, net	18,252	17,300
Restricted deposits	3,806	3,654
Deferred tax assets	3,304	1,883
Intangible assets, net	2,348	1,270
Other assets	13,057	6,032
Goodwill	44,528	42,083
Total assets	$192,337	$186,009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$36,402	$36,970
Accrued compensation and benefits	16,234	17,280
Deferred revenue	33,235	33,013
Other current liabilities	17,351	15,089
Liabilities of discontinued operations	904	1,324
Total current liabilities	104,126	103,676
Deferred rent and other liabilities	4,760	3,965
Total liabilities	108,886	107,641

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 28,930 and 28,259 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Receivable from stockholder	(77)	(73)
Additional paid-in capital	122,709	111,934
Accumulated deficit	(35,532)	(29,559)
Accumulated other comprehensive loss	(3,649)	(3,934)
Total stockholders’ equity	83,451	78,368
Total liabilities and stockholders’ equity	$192,337	$186,009

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$124,736	$121,607
Cost of revenue	63,398	61,106
Operating expenses:
Selling and marketing	46,761	43,634
Product and technology	6,959	5,887
General and administrative	14,164	9,199
Restructuring charges	1,823	—
Total operating expenses	69,707	58,720
Operating income (loss)	(8,369)	1,781
Other income, net	188	227
Income (loss) from continuing operations before income taxes	(8,181)	2,008
Income tax provision (benefit)	(1,868)	1,656
Income (loss) from continuing operations	(6,313)	352
Gain (loss) from discontinued operations (including gain on disposal of $1,201 and $0, respectively)	544	(1,614)
Income tax provision (benefit)	204	(627)
Net loss	$(5,973)	$(635)

Net income (loss) per share:

Basic:
Income (loss) from continuing operations	$(0.22)	$0.01
Income (loss) from discontinued operations, net of income taxes	$0.01	$(0.04)
Net loss per share	$(0.21)	$(0.02)

Diluted:
Income (loss) from continuing operations	$(0.22)	$0.01
Income (loss) from discontinued operations, net of income taxes	$0.01	$(0.03)
Net loss per share	$(0.21)	$(0.02)

Weighted average common shares used in the computation of income (loss) per share:
Basic	28,088	28,112
Diluted	28,088	29,534

 See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(5,973)	$(635)
Other comprehensive income:
Foreign currency translation adjustments	285	12
Comprehensive loss	$(5,688)	$(623)

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Income (loss) from continuing operations	$(6,313)	$352
Adjustments to reconcile income (loss) from continuing operations, net of income taxes, to net cash provided by operating activities:
Depreciation and amortization	4,222	3,903
Stock-based compensation	4,571	2,652
Restructuring charges	1,823	—
Excess tax shortfalls (benefits) from stock-based awards	176	(576)
Provision for doubtful accounts	725	215
Deferred taxes, net	(1,399)	—
Changes in operating assets and liabilities:
Accounts receivable	130	(122)
Prepaid expenses and other current assets	(2,021)	(938)
Other assets	(473)	(446)
Accounts payable	(847)	2,101
Accrued compensation and benefits	(1,310)	(2,775)
Deferred revenue	(192)	735
Deferred rent and other liabilities	(153)	559
Net cash provided by (used in) operating activities, continuing operations	(1,061)	5,660
Net cash used in operating activities, discontinued operations	(1,394)	(935)
Net cash provided by (used in) operating activities	(2,455)	4,725

Cash flows from investing activities:
Additions to property, equipment and software	(4,098)	(4,458)
Acquisitions, net of acquired cash	(1,760)	(363)
Investment in partnership	(2,000)	(2,500)
Maturities of certificates of deposits and short-term investments	—	2,578
Purchases of certificates of deposits and short-term investments	(74)	(2,634)
Net cash used in investing activities, continuing operations	(7,932)	(7,377)
Net cash used in investing activities, discontinued operations	—	(831)
Net cash used in investing activities	(7,932)	(8,208)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,234	1,441
Excess tax benefits (shortfalls) from stock-based awards	(176)	576
Common stock repurchases	—	(5,397)
Net cash provided by (used in) financing activities	6,058	(3,380)
Effect of exchange rate changes on cash and cash equivalents	478	(429)
Net change in cash and cash equivalents	(3,851)	(7,292)
Cash and cash equivalents—beginning of period	77,514	92,320
Cash and cash equivalents—end of period	$73,663	$85,028

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation	$98	$59
Deferred payment obligation decrease	$(290)	$(122)
Unpaid purchases of property and equipment	$289	$112
Investment related to the ClubLocal disposition	$4,500	$—

See notes to consolidated financial statements.

REACHLOCAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in the United States, Canada, Australia, New Zealand, Japan, the United Kingdom, Germany, the Netherlands, Austria, Belgium, Brazil, Mexico, and India. The Company’s mission is to help small and medium-sized businesses (“SMBs”) acquire, transact with, and retain customers online. The Company offers a comprehensive suite of online marketing solutions, including a marketing system that combines an optimized website and automated lead management (ReachEdge™), search engine marketing (ReachSearch™), display advertising (ReachDisplay™), display retargeting (ReachRetargeting™), search engine optimization (ReachSEO™), Web presence (ReachCast™), online marketing analytics (TotalTrack®), and assisted chat service (TotalLiveChat™), each targeted to the SMB market. The Company delivers its suite of services to SMBs through a combination of its proprietary technology platform, its sales force of outside and inside salespeople, and select third-party agencies and resellers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Consolidated Balance Sheet as of December 31, 2013 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures included in those audited consolidated financial statements.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2014, the Company’s results of operations for the three months ended March 31, 2014 and 2013 and the Company’s cash flows for the three months ended March 31, 2014 and 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to the three months ended March 31, 2014 and 2013 in the notes to the consolidated financial statements are unaudited.

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

 Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions, which are pledged as collateral for letters of credit related to lease commitments or as collateral for the Company’s merchant accounts. The restrictions will lapse when the letters of credit related to lease commitments expire at the end of the respective lease terms in 2021. The restrictions on the certificates of deposits related to the merchant accounts will lapse upon termination of the merchant accounts. Restricted certificates of deposit are classified as non-current assets.

Commissions

Generally, the Company expenses commissions (which include variable sales compensation) as earned. Commencing in 2014, the Company began paying commissions to certain sales people for the acquisition of new clients. The client contracts are non-cancelable and the Company defers those commissions and amortizes them over the term of the initial customer campaign. The amortization of deferred commissions is included in selling and marketing expense in the accompanying consolidated statements of operations. Unamortized commission expense of $0.4 million and $0 as of March 31, 2014 and December 31, 2013, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the criteria for determining which disposals can be presented as discontinued operations and modify related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and is effective for the Company as of January 1, 2015. However, all entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company will apply this guidance to any new disposals or new classification as held for sale after the effective date.

3. Fair Value of Financial Instruments

The Company applies the fair value hierarchy for its financial instruments. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that are used to measure fair value:

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$260	$260	$—	$—
Restricted deposits	$3,806	$—	$3,806	$—
Liabilities:
Contingent acquisition consideration	$797	$—	$—	$797

		Basis of Fair Value Measurement
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$260	$260	$—	$—
Restricted deposits	$3,654	$—	$3,654	$—

 The Company’s restricted deposits are valued using pricing sources and models utilizing market observable inputs, as provided to the Company by its broker.

The Company also has an investment in a privately held partnership that is one of its service providers. The Company’s ownership is less than 20% and the Company does not have significant influence over the entity. The investment is accounted for under the cost method, which is periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. During the three months ended March 31, 2014, the Company invested $2.0 million for an additional 3.2% equity interest in the service provider, resulting in a total ownership of 7.2%. The carrying amount of the Company’s cost method investment was $4.5 million as of March 31, 2014, and is included in “Other assets” in the accompanying Consolidated Balance Sheet.

4. Acquisitions

SureFire Acquisition

On March 21, 2014, the Company acquired certain assets and hired certain employees of SureFire Search Limited (“SureFire”) as part of the Company’s international expansion plan. Prior to the acquisition, SureFire was the Company’s exclusive reseller in New Zealand since 2010.

At closing, the Company paid NZ$1.7 million ($1.5 million) in cash of the estimated NZ$3.1 million ($2.7 million) purchase price. The remaining balance of the estimated purchase price is deferred subject to meeting revenue targets and an indemnity holdback, which will be payable, if at all, after the 12-month anniversary of the closing date, and the 12- and 18-month anniversaries of the closing date, respectively. The maximum amount of contingent consideration payable per the agreement is NZ$2.0 million ($1.7 million) and the contingent consideration was recorded in accrued expense. The fair value of the earn-out consideration was determined by applying the income approach. This approach is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include probability-adjusted assumptions for sales performance of approximately NZ$10 million ($9.0 million) and a discount rate of 25% based on an estimated payment date of April 2015. The fair value of the contingent consideration at the date of acquisition was NZ$0.9 million ($0.8 million). There were no material changes to the fair value of contingent consideration or assumptions used since the date of acquisition. The liability for the indemnity holdback was recorded based on the assumption that there will be no claims made against the holdback and that 65% of the indemnity holdback will be paid April 2015 and the remaining 35% will be paid October 2015. The fair value of the indemnity holdback at the date of acquisition was NZ$0.4 million ($0.4 million).

           The acquisition was accounted for using the acquisition method of accounting. The Company completed a preliminary purchase price allocation in the first quarter of 2014 and expects to finalize it in the second quarter of 2014. The Company recorded acquired assets and liabilities assumed at their respective fair values. The following table summarizes the preliminary fair value of acquired assets and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$2,445
Intangible assets	1,306
Accounts receivable	330
Property and equipment	10
Total assets acquired	4,091
Liabilities assumed:
Deferred tax liabilities	366
Deferred revenue	158
Accrued compensation and benefits	123
Other	766
Total fair value of net assets acquired	$2,678

Intangible assets acquired from SureFire included customer relationships of $1.3 million which are amortized over three years, their estimated useful life, using the straight line method. The fair value of the intangible assets was determined by applying the income approach and based on Level 3 inputs. Key assumptions include estimated future revenues from acquired customers and a discount rate of 25%. The goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of SureFire. The Company expects to increase its presence in the Asia Pacific region as a result of this acquisition. The acquired goodwill is not expected to be deductible for tax purposes.

Acquisition costs in connection with the SureFire acquisition were immaterial for the three months ended March 31, 2014. The revenues and results of operations of the acquired businesses for the periods post-acquisition were included in the consolidated statements of operations and were immaterial for the period ended March 31, 2014. The pro forma results are not shown as the impact is not material.

RealPractice Acquisition

On January 6, 2014, the Company made the final deferred payment in connection with its 2012 RealPractice acquisition in the amount of $0.3 million.

DealOn Acquisition

On February 8, 2013, the Company made the final deferred payment in connection with its 2011 DealOn acquisition in the amount of $0.4 million and issued 5,324 shares of its common stock.

Intangible Assets

As of March 31, 2014, intangible assets from acquisitions included developed technology of $1.0 million (net of accumulated amortization of $1.5 million) and customer relationships of $1.3 million, each amortized over three years. As of December 31, 2013, intangible assets from acquisitions included developed technology of $1.3 million (net of accumulated amortization of $1.8 million) amortized over three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Years Ending December 31,
2014	$967
2015	852
2016	435
2017	94
Total	$2,348

For the three months ended March 31, 2014 and 2013, amortization expense related to acquired intangibles was $0.2 million and $0.4 million, respectively.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows (in thousands):

	North America	Asia-Pacific	Total
Balance as of December 31, 2013	$9,695	$32,388	$42,083
Goodwill acquired	—	2,445	2,445
Balance as of March 31, 2014	$9,695	$34,833	$44,528

The increase in goodwill for Asia-Pacific was related to the SureFire acquisition.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Capitalized software development costs	$46,030	$42,538
Accumulated amortization	(27,778)	(25,238)
Capitalized software development costs, net	$18,252	$17,300

The Company recorded amortization expense of $2.6 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, $2.6 million and $2.8 million, respectively, of capitalized software development costs were related to projects still in process.

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

OxataSMB is considered a variable interest entity (VIE) with respect to the Company because, depending on its performance, OxataSMB may not have sufficient equity to finance its activities without additional financial support. Based on the Company’s initial assessment in 2012, the Company was not the primary beneficiary of OxataSMB because it did not have: (1) the power to direct the activities that most significantly impact OxataSMB’s economic performance or (2) the obligation to absorb losses of OxataSMB or the right to receive benefits from OxataSMB that could potentially be significant. Therefore, the Company did not consolidate the results of OxataSMB, and transactions with OxataSMB results were accounted for similarly to the Company’s resellers.  In December 2013, the Company reserved all amounts due from OxataSMB. The Company continues to supply OxataSMB on a cash-in-advance basis under the amended terms of the franchise agreement. At March 31, 2014, the Company concluded no events or changes in circumstances have occurred that would change the Company’s assessment of OxataSMB’s VIE status and that the Company was not a primary beneficiary of OxataSMB.

 7. Commitments and Contingencies

Litigation

On May 2, 2014, a lawsuit, purporting to be a class action, was filed by one of the Company’s former clients in the United States District Court in Los Angeles. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California’s unfair competition law. While the case is at an early stage, the Company believes that the case is substantively and procedurally without merit.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of existing matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

8. Stockholders’ Equity

Common Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $47.0 million of the Company’s outstanding common stock. At March 31, 2014, the Company had executed repurchases of 3.4 million shares of its common stock under the program for an aggregate of $36.3 million. There were no repurchases during the quarter ended March 31, 2014. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

9. Stock-Based Compensation

Stock Options

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	6,733	$11.44
Granted	954	$10.61
Exercised	(650)	$9.60
Forfeited	(340)	$11.74
Outstanding at March 31, 2014	6,697	$11.48	4.8	2,476

Vested and exercisable at March 31, 2014	3,995	$11.48	3.9	1,818

Unvested at March 31, 2014, net of estimated forfeitures	2,437	$11.50	6.1	647

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Expected dividend yield	0%	0%
Risk-free interest rate	1.51%	0.86%
Expected life (in years)	4.75	4.75
Expected volatility	53%	60%

The per-share weighted-average grant date fair value of options granted during the three months ended March 31, 2014 was $4.87. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2014 was $2.4 million.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	1,157	$9.44
Granted	59	$10.61
Forfeited	(106)	$12.72
Vested	(57)	$12.20
Unvested at March 31, 2014	1,053	$9.60

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized, as stock-based compensation in association with software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation	$4,669	$2,711
Less: Capitalized stock-based compensation	98	59
Stock-based compensation expense, net	$4,571	$2,652

Stock-based compensation, net of capitalization, is included in the accompanying Consolidated Statements of Operations within the following captions (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation expense, net
Cost of revenue	$275	$118
Selling and marketing	877	785
Product and technology	386	224
General and administrative	3,033	1,525
	$4,571	$2,652

 Stock-based compensation for the three months ended March 31, 2014 includes $1.9 million of expense related to the extension of time to exercise from seven years to ten years for certain options granted during 2008 and 2009, with a strike price of $10.91. There were 73 participants whose grants were modified as a result. As of March 31, 2014, there was $22.0 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.5 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

10. Restructuring Charges

The Company records costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, “Exit or Disposal Obligations.”  Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. The restructuring plan is subject to continued future refinement as additional information becomes available. As a result of declining performance in the Company’s North America market, during the first quarter of 2014, the Company implemented a preliminary restructuring plan to streamline operations and increase profitability in North America. The restructuring plan primarily involves a reduction of the Company’s North American workforce as well as the closure of certain North American facilities. The Company expects to finalize this plan in the second quarter of 2014, primarily related to additional lease termination costs.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Other current liabilities” on the consolidated balance sheet is as follows:

	Workforce Reduction Costs	Facility Closures and Equipment Write-downs	Total
Balance as of December 31, 2013	$—	$—	$—
Amounts accrued	546	1,277	1,823
Amounts paid/incurred	(418)	—	(418)
Non-cash items	—	(196)	(196)
Balance as of March 31, 2014	$128	$1,081	$1,209

The Company expects the workforce reductions to be paid through the second quarter of 2014, and the facility closures and equipment write-downs to be paid through the first quarter of 2016.

11. Income Taxes

The income tax benefit of $1.9 million for the three months ended March 31, 2014, and the income tax expense of $1.7 million for the three months ended March 31, 2013, each relate to U.S. Federal and State taxes as well as certain foreign income taxes. The overall decrease in tax expense during the three month period ended March 31, 2014 compared to the same period in 2013, was primarily due to lower performance in the United States versus the prior year period. In addition, the Company recognized the benefit of certain tax attributes in the current period which were subject to valuation allowances or otherwise not available in the prior year period.

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision is computed on the year to date pretax income of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company determines that it is more likely than not that the deferred tax assets will not be realized.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against its net deferred tax assets in various foreign jurisdictions in 2014, where the Company believes it is more likely than not that deferred tax assets will not be realized.

The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the expected outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. In addition, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The liability is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions. Interest and penalties are included in income tax expense.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company has used net operating losses in recent periods, which extended the statutes of limitations with respect to a number of the Company’s tax years. Currently a majority of the Company’s tax years remain subject to audit, however, certain jurisdiction’s statutes of limitations will begin to expire as early as 2016. As of March 31, 2014, the Company is not under any income tax examinations.

12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. The Company was in a loss from continuing operations position for the three month periods ended March 31, 2014, and therefore the number of diluted shares was equal to the number of basic shares for this period.

The following potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended March 31,
	2014	2013
Deferred stock consideration and unvested restricted stock	530	238
Stock options and warrant	4,342	3,555
	4,872	3,793

Basic income (loss) from continuing operations per share is computed by dividing income from continuing operations for the period by the weighted average number of common shares outstanding during the period. Diluted income from continuing operations per share is computed by dividing income from continuing operations for the period by the weighted average number of common and potentially dilutive shares outstanding during the period, to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Income (loss) from continuing operations	$(6,313)	$352
Denominator:
Weighted average common shares used in computation of income (loss) per share from continuing operations, basic	28,088	28,112
Deferred stock consideration and unvested restricted stock	—	217
Stock options and warrant	—	1,205
Weighted average common shares used in computation of income (loss) per share from continuing operations, diluted	28,088	29,534

Income (loss) per share from continuing operations, basic	$(0.22)	$0.01

Income (loss) per share from continuing operations, diluted	$(0.22)	$0.01

 13. Segment Information

The Company operates in one operating segment. The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of evaluating financial performance and allocating resources.

14. Discontinued Operations

ClubLocal

In the fourth quarter of 2013, the Company’s Board of Directors approved a plan to dispose of the Company’s ClubLocal business, and on February 18, 2014, the Company closed a transaction in which it transferred its ClubLocal business to a new entity in exchange for a minority equity interest. The Company has an equity interest in the new entity of 19.9%, with a recorded fair value of $4.5 million. As a result of the disposition, the Company recorded a gain on disposal of $0.8 million, net of income tax of $0.4 million. This business has been accounted for as discontinued operations for all periods presented. Long-lived assets of ClubLocal that were disposed of include property, plant, and equipment of $0.2 million. In addition, the Company granted a license to the new entity for the use of certain technology. The book value of ClubLocal’s capitalized software development costs was approximately $3.1 million, which reduced the gain on disposal.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

In this document, ReachLocal, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “ReachLocal.”

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our 2013 Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

ReachLocal’s mission is to help local small- to medium-sized businesses (SMBs) around the world acquire, transact with, and retain customers online. We began in 2004 with the goal of helping SMBs move their advertising spend from traditional media and yellow pages to online search. While we have sold to a variety of SMBs and will continue to do so, our present focus is on what we refer to as Premium SMBs. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. Premium SMBs have become increasingly sophisticated in their understanding of online marketing. However, we believe that Premium SMBs have not changed their desire for a single, unified solution to their marketing needs. Our goal is to be the “one-stop shop” for SMBs’ online marketing needs.

With the rollout of ReachSearch in 2005, we pioneered the provisioning of search engine marketing services (SEM) on a mass scale for SMBs through the use of our technology platform. ReachSearch combines search engine marketing optimized across multiple publishers, call tracking and call recording services, and industry leading campaign performance transparency. This product enabled us to become one of the largest adTech companies focusing on the SMB marketplace. ReachSearch remains the leading SEM offering for SMBs in the market and was recently recognized by Google in the United States with its 2013 “Best Quality Accounts” award. However, ReachSearch only solves part of the marketing challenges of our SMB clients. We have therefore added additional elements to our platform including our display product, ReachDisplay, our behavioral targeting product, ReachRetargeting, and other products that are primarily focused on leveraging third-party media to drive leads to our clients. Today we drive over 5 million leads to our clients each month.

We also recognize that even successfully driving leads to our clients does not represent a complete solution to our SMBs’ online marketing needs. This led to our next major product rollout—ReachEdge. The launch of ReachEdge in 2013 was our first step to move beyond being a media-driven lead generation business to offer integrated solutions that address the majority of the online marketing needs of our clients. ReachEdge is a marketing automation platform that includes a responsive website solution designed to enhance lead tracking and conversion, and includes tools for capturing web traffic information and converting leads into new customers for our clients. ReachEdge represents a significant step to allow us to leverage our collection of critical lead generation and conversion data in order to enhance the performance of our online marketing services for the benefit of our clients. Each ReachEdge site also includes a mobile optimized version of the site reflecting that leads for local businesses are increasingly coming from mobile devices. We believe that ReachEdge can both significantly enhance a client’s ability to convert leads into customers and, over time, could substantially increase our share of our clients’ marketing expenditures. ReachEdge further enhances the ability of our clients to convert leads that we are generating for them through ReachSearch and our other products, while at the same time providing even further transparency into the efficacy of our advertising products. This automated platform will form the basis for a multiproduct engagement with our clients.

We plan over time to add further dynamic optimization functionality to ReachEdge, as well as features that create a more seamless relationship between our clients and their customers, such as real-time appointment booking. Many SMBs already spend marketing dollars in these categories, and we hope to shift some of that spending to our integrated solutions. We recently introduced ReachSEO, our search engine optimization product, in the US. ReachSEO drives organic search traffic to ReachEdge client websites with a range of features, including site optimization, custom content, and distribution of site listings across hundreds of directories.

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

We have also focused on international expansion. Our first expansion was in Australia in 2006. We have subsequently entered Europe (the United Kingdom, Germany, the Netherlands, Austria and Belgium), Japan and Brazil. In 2014, we opened our first office in Mexico and entered New Zealand by purchasing the ReachLocal-related business of our exclusive reseller in the territory. However, we intend to focus in 2014 on growing our operations in our existing large market locations including Germany, Brazil and Japan, which we believe present substantially larger market opportunities than Australia, currently our largest international market.

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

We also commenced a significant realignment of our sales force in North America, which will continue through 2014. Historically, we sold our products directly, through our “feet-on-the-street” sales force of internet marketing consultants, or IMCs. Previously, IMCs both generated new business and remained the primary contact for their clients. This sales structure worked well for a company that was primarily selling one product and we believe that our substantial corps of experienced IMCs has historically provided us with a significant competitive advantage. As we move more deeply into integrated solutions, however, we believe we require more specialization within our sales structure and beginning in late 2013, we have shifted our North American sales organization to a hunter/farmer model. Our Sales Executives (SEs), our hunters, are product experts who are solely focused on new client generation, and they are compensated for generating new clients. Our Account Executives (AEs), our farmers, are solely focused on client retention and account growth, and they are compensated for retaining and upselling existing clients. This realignment will also make our sales force more agile by allowing us to incent desired sales activity more directly and effectively. We believe that these changes will substantially aid us in achieving our new goal of becoming a true integrated technology solutions company. However, while we believe the realignment is in the best interests of the Company, it has affected our results adversely through March 31, 2014 and will likely continue to adversely affect our results in the near term. In some of our international markets, such as Australia, Japan and Brazil, we are already using this model or a derivation of this model. We plan to realign our sales organization in Europe similarly in the future.

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

Operating Metrics

We track the number of Active Clients and Active Product Units to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization, and other personnel and resources.

Active Clients (which we used to refer to as Active Advertisers) is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel. We calculate Active Clients by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients. Because this number includes clients served through the National Brands, Agencies and Resellers channel, Active Clients includes entities with which we do not have a direct client relationship. Numbers are rounded to the nearest hundred.

Active Product Units (which we used to refer to as Active Campaigns) is a number we calculate to approximate the number of individual products, licenses, or services we are providing to Active Clients. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client who also licenses ReachEdge, we consider that three Active Product Units. Similarly, if a client purchases ReachSearch campaigns for two different products or purposes, we consider that two Active Product Units. Numbers are rounded to the nearest hundred.

At March 31, 2014, we had approximately 24,100 Active Clients and 35,900 Active Product Units, as compared to approximately 22,800 Active Clients and 34,000 Active Product Units as of March 31, 2013. Active Clients and Active Product Units increased over the period due to an increase in the number of international Direct Local clients, and growth within our National Brands, Agencies and Resellers channel.

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

Sources of Revenue

We derive our revenue principally from the provision and sale of online marketing services to our clients. Revenue includes (i) the sale of our ReachSearch, ReachDisplay, ReachRetargeting and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, optimization, reporting and tracking technologies of our technology platform, and the personnel dedicated to support and manage their campaigns; (ii) the license (or sale) of our ReachEdge, ReachSEO, TotalLiveChat, ReachCast, TotalTrack, and other products and services; and (iii) set-up, management and service fees associated with these products and other services. We distribute our products and services directly through our outside and inside sales force that is focused on serving SMBs in their local markets through a consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to SMBs ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges, with payment generally due in 30 days. There were $4.4 million and $4.2 million of accounts receivable related to our Direct Local channel at March 31, 2014 and December 31, 2013, respectively.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $4.2 million and $4.6 million of accounts receivables related to our National Brands, Agencies and Resellers at March 31, 2014 and December 31, 2013, respectively.

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

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of personnel and related expenses for our selling and marketing staff, including salaries and wages, commissions and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for employees in the sales organization is based on commissions (which include variable sales compensation). In addition, the cost of agency commissions is included in selling and marketing expenses. Generally, commissions are expensed as earned. However, commencing in 2014, we began paying commissions to certain sales people for the acquisition of new clients. We defer those commissions and amortize them over the term of the initial customer campaign.

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

Product and technology expenses also include the amortization of the technology obtained in acquisitions and expenses of the deferred payment obligations related to acquisitions attributable to product and technology personnel. Product and technology costs do not include the costs to deliver our solutions to clients which are included in cost of revenue.

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

Restructuring Charges. Restructuring charges consist of costs associated with the realignment and reorganization of our operations. Restructuring charges include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. We record restructuring charges liabilities in accrued liabilities or other liabilities in the consolidated balance sheet.

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

There have been no material changes to our critical accounting policies. For further information on our critical and significant accounting policies, see our 2013 Annual Report on Form 10-K.

Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions, which are pledged as collateral for letters of credit related to lease commitments or as collateral for our merchant accounts. The restrictions will lapse when the letters of credit related to lease commitments expire at the end of the respective lease terms in 2021. The restrictions on the certificates of deposits related to the merchant accounts will lapse upon termination of the merchant accounts. Restricted certificates of deposit are classified as non-current assets.

Commissions

Generally, we expense commissions (which include variable sales compensation) as earned. Commencing in 2014, we began paying commissions to certain sales people for the acquisition of new clients. The client contracts are non-cancelable and we defer those commissions and amortize them over the term of the initial customer campaign. The amortization of deferred commissions is included in selling and marketing expense in the accompanying consolidated statements of operations. Unamortized commission expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Restructuring Charges

We record costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, “Exit or Disposal Obligations.”  Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred, except for liabilities for certain one-time employee termination benefits that are incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability is recognized initially in the period in which fair value can be reasonably estimated.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
(in thousands)
Revenue	$124,736	$121,607
Cost of revenue (1)	63,398	61,106
Operating expenses:
Selling and marketing (1)	46,761	43,634
Product and technology (1)	6,959	5,887
General and administrative (1)	14,164	9,199
Restructuring charges	1,823	—
Total operating expenses	69,707	58,720
Operating income (loss)	(8,369)	1,781
Other income, net	188	227
Income (loss) from continuing operations before income taxes	(8,181)	2,008
Income tax provision (benefit)	(1,868)	1,656
Income (loss) from continuing operations	(6,313)	352
Gain (loss) from discontinued operations (including gain on disposal of $1,201 and $0, respectively)	544	(1,614)
Income tax provision (benefit)	204	(627)
Net loss	$(5,973)	$(635)

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation:
Cost of revenue	$275	$118
Selling and marketing	877	785
Product and technology	386	224
General and administrative	3,033	1,525
	$4,571	$2,652

Depreciation and amortization:
Cost of revenue	$177	$211
Selling and marketing	635	971
Product and technology	2,958	2,613
General and administrative	452	108
	$4,222	$3,903

Revenue

	Three Months Ended March 31,		2014-2013
	2014	2013	% Change
(in thousands)
Direct Local	$98,567	$97,393	1.2%
National Brands, Agencies and Resellers	26,169	24,214	8.1%
Total revenue	$124,736	$121,607	2.6%

	Three Months Ended March 31,		2014-2013
	2014	2013	% Change
(in thousands)
North America	$77,088	$82,920	(7.0)%
International	47,648	38,687	23.2%
Total revenue	$124,736	$121,607	2.6%

At period end:
Active Clients (1)	24,100	22,800	5.7%
Active Product Units (2)	35,900	34,000	5.6%

___________________

(1)

Active Clients (which we used to refer to as Active Advertisers) is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel. We calculate Active Clients by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients. Because this number includes clients served through the National Brands, Agencies and Resellers channel, Active Clients includes entities with which we do not have a direct client relationship. Numbers are rounded to the nearest hundred.

(2)

Active Product Units (which we used to refer to as Active Campaigns) is a number we calculate to approximate the number of individual products, licenses, or services we are managing under contract for Active Clients. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client who also licenses ReachEdge, we consider that three Active Product Units. Similarly, if a client purchases ReachSearch campaigns for two different products or purposes, we consider that two Active Product Units. Numbers are rounded to the nearest hundred.

The increase in Direct Local revenue of $1.2 million for the three months ended March 31, 2014 compared to the same period in 2013 was largely driven by an increase in the number of international Direct Local clients, mostly offset by a decline in North American revenue due to lower customer retention and decreased new customer acquisitions, which we believe is primarily attributable to our realignment of the North American Direct Local sales force. Our revenue growth in international markets was partially offset by the strengthening of the U.S. dollar compared to certain foreign currencies, particularly the Australian dollar. Revenue from SureFire included in Direct Local revenue for the three months ended March 31, 2014 was $0.2 million.

During 2013, the Company realigned its North American Direct Local sales force and we attribute part of the 10.7% decrease in revenue from that channel during the three months ended March 31, 2014 as compared to the prior year period to that transition. Revenue for that channel decreased 11.5% from the three months ended December 31, 2013. Growth in our Direct Local channel in North America will depend on the success of our sales force realignment, new go-to-market strategies and new products. Accordingly, while we believe the realignment is in the best interests of the Company, it has adversely affected our results through March 31, 2014 and will likely continue to affect our results adversely in the near term. Growth in our Direct Local channel generally will also depend on our success in increasing penetration in our international markets and the growth of our inside sales force.

The increases in National Brands, Agencies and Resellers revenue of $2.0 million for the three months ended March 31, 2014, compared to the same period in 2013, was due to growth in the number of international Agencies and Resellers, partially offset by a decrease in the number of international National Brands clients in both Australia and the U.K. Due to the SureFire acquisition, SureFire-related revenue that has been reported as part of our National Brands, Agencies and Resellers channel in this and prior periods, will be reported as part of our Direct Local channel in the future. Revenue from SureFire included in National Brands, Agencies and Resellers for the three months ended March 31, 2014 and 2013 was $1.3 million and $1.0 million, respectively.

Cost of Revenue

	Three Months Ended March 31,		2014-2013
	2014	2013	% Change
(in thousands)
Cost of revenue	$63,398	$61,106	3.8%
As a percentage of revenue:	50.8%	50.2%

The increase in our cost of revenue as a percentage of revenue for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to an increase in service and support costs and the change in our geographic, product and service mix, partially offset by improved media buying efficiencies and an increase in publisher rebates. Publisher rebates as a percentage of revenue increased to 4.1% of revenue during the three months ended March 31, 2014, from 3.8% during the same period in 2013, as a result of a shift in product mix.

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

Operating Expenses

Over the past several years, we have significantly increased the scope of our operations. In growing our business, particularly in international markets, and in developing new products and solutions, we are incurring expenses to support our long-term growth plans, acknowledging that these investments may put pressure on near-term operating results and increase our operating expenses as a percentage of revenue.

Selling and Marketing

	Three Months Ended March 31,		2014-2013
	2014	2013	% Change
(in thousands)
Salaries, benefits and other costs	$36,021	$30,953	16.4%
Commission expense	10,740	12,681	(15.3)%
Total selling and marketing	$46,761	$43,634	7.2%

As a percentage of revenue:
Salaries, benefits and other costs	28.9%	25.5%
Commission expense	8.6%	10.4%
Total selling and marketing	37.5%	35.9%

        The increase in selling and marketing salaries, benefits and other costs in absolute dollars for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to an increase in salaries and fixed costs as a result of partially replacing residual commissions with base compensation for most of our North American sales personnel under the recent realignment of that sales force.

The decrease in commission expense in absolute dollars and as a percentage of revenue as compared to 2013 was due to a decrease in sales activity and a change in applicable commission rates in North America in connection with the North American sales force realignment, and a higher percentage of revenue from our international Direct Local channel, for which we have historically paid lower commission rates. Commission expense includes commissions and other variable sales compensation.

As sales activity increases, we would expect increases in selling and marketing and commission expenses, both in absolute dollars and as a percentage of revenue.

Product and Technology

	Three Months Ended March 31,		2014-2013
	2014	2013	% Change
(in thousands)
Product and technology expenses	$6,959	$5,887	18.2%
Capitalized software development costs from product and technology resources	3,452	2,301	50.0%
Total product and technology expenses and capitalized costs	$10,411	$8,188	27.1%

Percentage of revenue:
Product and technology expenses costs	5.6%	4.8%
Capitalized software development costs from product and technology resources	2.7%	1.9%
Total product and technology costs expensed and capitalized	8.3%	6.7%

The increase in product and technology expenses in absolute dollars for the three months ended March 31, 2014, compared to the same period in 2013, was primarily attributable to $2.1 million of increased salaries and compensation expense as a result of increased headcount related to the ongoing development of our technology platform and new product initiatives. The increase was partially offset by $1.2 million of increased capitalization due to an increase in capitalizable projects, including those relating to our new product initiatives. We expect our product and technology expenses to continue to increase in absolute dollars as we invest in new product initiatives, significantly improving and expanding our technology platform, and increasing the pace of international launches of new products and solutions.

General and Administrative

	Three Months Ended March 31,		2014-2013
	2014	2013	% Change
(in thousands)
General and administrative	$14,164	$9,199	54.0%
As a percentage of revenue:	11.4%	7.6%

The increase in general and administrative expenses in absolute dollars for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to a $1.9 million increase in stock-based compensation expense as a result of extending the time to exercise from seven to ten years for certain options granted during 2008 and 2009 with a strike price of $10.91, a $1.2 million increase in employee-related costs primarily as a result of increased payroll costs, a $0.7 million increase in legal fees primarily due to accrual for litigation and legal settlements, a $0.5 million increase in our provision for bad debt associated with a higher level of sales on credit terms, and a $0.4 million increase in professional fees, related to the timing of tax, consulting, and audit fees.

Restructuring Charges

During the first quarter of 2014, we announced a restructuring plan to streamline operations and increase profitability in North America. We recorded restructuring charges totaling $1.8 million, consisting of $0.5 million of employee termination costs as a result of a reduction of our North American workforce, and $1.3 million of lease termination costs for certain facilities in North America. We expect the restructuring to result in operational savings, primarily in operating expenses, of approximately $9.0 million in 2014.

Other Income, Net

Other income, net decreased for the three months ended March 31, 2014, compared to the same period in 2013, due to foreign exchange rate fluctuations and lower yields on invested balances. Other income, net primarily consists of interest income resulting from invested balances.

Provision for Income Taxes

The income tax benefit of $1.9 million for the three months ended March 31, 2014, and the income tax expense of $1.7 million for the three months ended March 31, 2013, each relate to U.S. Federal and State taxes as well as certain foreign income taxes. The overall decrease in tax expense during the three month period ended March 31, 2014 compared to the same period in 2013, was primarily due to lower performance in the United States versus the prior year period. In addition, we recognized the benefit of certain tax attributes in the current period which were subject to valuation allowances or otherwise not available in the prior year period.

Our effective tax rate differs from the federal statutory rate due to federal, state and foreign income taxes and significant permanent differences arising from research and development credits, foreign tax rate benefits, and stock-based compensation expense related to grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA is useful to investors in evaluating our operating performance. For the three months ended March 31, 2014 and 2013, our Adjusted EBITDA was as follows:

	Three Months Ended March 31,
	2014	2013
(in thousands)
Income (loss) from continuing operations	$(8,369)	$1,781
Add:
Depreciation and amortization	4,222	3,903
Stock-based compensation, net	4,571	2,652
Acquisition and integration costs	14	—
Restructuring charges	1,823	—
Adjusted EBITDA	$2,261	$8,336

(1)

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, stock-based compensation, the effects of accounting for business combinations (including any impairment of acquired intangibles and, in the case of the acquisition of SMB:LIVE, the deferred cash consideration), restructuring charges, and other non-operating income or expense.

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

We believe that Adjusted EBITDA permits an assessment of our operating performance, in addition to our performance based on our GAAP results that is useful in assessing the progress of the business. By excluding (i) the effects of accounting for business combinations and associated acquisition and integration costs, which obscure the measurable performance of the business operations; (ii) depreciation and amortization and other non-operating income and expense, each of which may vary from period to period without any correlation to underlying operating performance; and (iii) stock-based compensation, which is a non-cash expense, we believe that we are able to gain a fuller view of the operating performance of the business. We provide information relating to our Adjusted EBITDA so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of operating performance on a consolidated basis and of our ability to produce operating cash flow to fund working capital needs, and capital expenditures.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2014	2013
(in thousands)
Net cash provided by (used in) operating activities, continuing operations	$(1,061)	$5,660
Net cash used in investing activities, continuing operations	$(7,932)	$(7,377)
Net cash provided by (used in) financing activities, continuing operations	$6,058	$(3,380)
Net cash used in discontinued operations	$(1,394)	$(1,766)

At March 31, 2014, we had cash and cash equivalents of $73.7 million and short-term investments of $0.3 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 3, “Foreign Currency Exchange Risk,” for more information). We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At March 31, 2014, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At March 31, 2014, we had $3.8 million in restricted deposits to secure letters of credit related to lease commitments or as collateral for customer accounts.

Due to our share repurchases during the past year and capital expenditures, our current liabilities exceed our current assets. However, we believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital and planned investing and financing activities to support our long-term growth strategy, including share repurchases and capital expenditure requirements, for at least the next 12 months. Although we expect that cash flow from operations and our existing cash balances will be sufficient to continue funding our expansion activities, these investments, including investments in developing new products and services for our clients or future acquisitions of business, solutions or technologies, could require us to seek additional equity or debt financing, and that financing may not be available on terms favorable to us or at all. In addition, we intend to continue to increase our investment in the development of new products and services for our clients, and our service, sales and marketing infrastructure to reach our clients, which could require significant capital and entail non-capitalized expenses that could decrease our income from operations.

Operating Activities

Net cash provided by operating activities decreased by $6.7 million during the three months ended March 31, 2014, compared to 2013 primarily as a result of lower operating performance. Income from continuing operations adjusted for non-cash items decreased $2.7 million. In addition, cash flow from operating activities was unfavorably impacted by a decrease in accounts payable of $2.9 million compared to 2013 due to difference in timing of payments, higher prepaid expenses and other current assets of $1.1 million due to an annual payment to a large vendor, and a smaller increase in deferred revenue of $0.9 million. These declines were partially offset by a smaller decrease in accrued compensation and benefits of $1.5 million, a larger increase in deferred rent and other liabilities of $0.7 million, and a decrease in accounts receivable of $0.3 million.

Net cash provided by operating activities decreased by $8.4 million during the three months ended March 31, 2013 compared to 2012. Income from continuing operations adjusted for non-cash items increased by $1.7 million. Partially offsetting the increase were increases in prepaid expenses and other current assets of $1.8 million, primarily due to the renewal of a vendor contract. In addition, cash flow from operating activities was unfavorably impacted by smaller increases in operating liabilities and normalization of collections of vendor rebates.

Investing Activities

Our primary investing activities have consisted of capitalized software development costs, purchases of property and equipment, investments in a partnership, short-term investments, and business acquisitions. Net cash used in investing activities increased by $0.6 million. Also during the three months ended March 31, 2014, we invested an additional $2.0 million in a privately held partnership. Cash outflow from capitalization of software costs increased by $1.0 million during the three months ended March 31, 2014, compared to the same period in 2013, reflecting our increased investment in our products, technology, and facilities. Partially offsetting the cash outflow was a decrease in purchases of property and equipment of $0.5 million year-over-year primarily in our international markets. Purchases of property and equipment and capitalization of software costs will vary from period to period due to the timing of the expansion of our operations and our software development efforts. We expect to continue to use capital for acquisitions, purchases of property and equipment, and development of software.

 Net cash used in investing activities increased by $2.2 million during the three months ended March 31, 2013, compared to the same period in 2012. During the three months ended March 31, 2013, we invested $2.5 million in a privately held partnership. In addition, we purchased $2.6 million of certificates of deposits and short-term investments and made a payment of $0.4 million on the deferred obligations related to the DealOn acquisition. The payment of deferred consideration for this acquisition represented the final payment. These uses of cash were partially offset by maturities of certificates of deposits and short-term investments of $2.6 million.

Financing Activities

Net cash provided by financing activities increased by $9.4 million during the three months ended March 31, 2014 compared to the same period in 2013, primarily due to our decision not to repurchase shares of our common stock during the quarter and due to higher proceeds from the exercise of stock options. Our cash used in financing activities during the three months ended March 31, 2014 resulted primarily from $6.2 million in proceeds from exercise of stock options.

Net cash used in financing activities increased by $0.6 million during the three months ended March 31, 2013 compared to the same period in 2012, primarily due to repurchases of our common stock of $5.4 million pursuant to our share repurchase program, partially offset by $1.4 million in proceeds from exercise of stock options, and $0.6 million of excess tax benefits from stock-awards.

Future cash flows from financing activities may be affected by our repurchases of our common stock. Our Board of Directors has authorized the repurchase of up to $47.0 million of our outstanding common stock. At March 31, 2014, we had executed repurchases of $36.3 million of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and is effective for the Company as of January 1, 2015. However, all entities may early adopt the guidance for new disposals (or new classifications as held for sale) that has not been reported in financial statements previously issued or available for issuance. We will assess the impact of this guidance on our consolidated financial statements for any new disposals or new classification as held for sale after the effective date.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the three months ended March 31, 2014, a 10% strengthening of the U.S. dollar relative to these foreign currencies would have resulted in a decrease in revenue of $5.1 million, but an increase in operating income of $0.4 million. A 10% weakening of the U.S. dollar relative to these foreign currencies, however, would have resulted in an increase in revenue of $5.1 million, but a decrease in operating income of $0.4 million. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 30% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We plan to implement a hedging strategy during 2014 to try to reduce the effect of fluctuating currency rates on our business, but there can be no assurances that such a hedging strategy will accomplish our objectives or that it will not result in losses.

 Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

On May 2, 2014, a lawsuit, purporting to be a class action, was filed by one of our former clients in the United States District Court in Los Angeles. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California’s unfair competition law. While the case is at an early stage, we believe that the case is substantively and procedurally without merit.

From time to time, we are involved in various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of existing matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.    RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the repurchase of up to $47.0 million of our outstanding common stock.   At March 31, 2014, we had repurchased $36.3 million of our common stock in total under the program. There were no repurchases during the quarter ended March 31, 2014. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

 Item 6.      EXHIBITS

Exhibit No	Description of Exhibit

10.01	Offer Letter between ReachLocal, Inc. and Kris Barton, dated January 30, 2012

10.02	Offer Letter between ReachLocal, Inc. and Daniel Della Flora, dated June 28, 2013

10.03	Amendment to Offer Letter between ReachLocal, Inc. and Daniel Della Flora, dated July 22, 2013

10.04

Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated March 31, 2014 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K (File No. 001-34749) filed with the SEC on April 2, 2014)

10.05	Form of Inducement Stock Option Agreement (incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K (File No. 001-34749) filed with the SEC on April 2, 2014)

10.06*	Amendment Number Six to Google Adwords Reseller Agreement, dated April 28, 2014

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Sharon T. Rowlands
Name:	Sharon T. Rowlands
Title:	Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: May 8, 2014