Form 10-Q
period 2014-06-30
ReachLocal Inc
filed 2014-08-07
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 1, 2014
Common Stock, $0.00001 par value	29,143,870

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$64,274	$77,514
Short-term investments	259	260
Accounts receivable, net of allowance for doubtful accounts of $3,812 and $2,212 at June 30, 2014 and December 31, 2013, respectively	7,856	9,699
Prepaid expenses and other current assets	10,713	8,746
Deferred tax assets	2,151	1,250
Assets of discontinued operations	65	3,415
Total current assets	85,318	100,884

Property and equipment, net	14,075	12,903
Capitalized software development costs, net	19,960	17,300
Restricted deposits	3,866	3,654
Deferred tax assets	2,351	1,883
Intangible assets, net	2,033	1,270
Other assets	13,021	6,032
Goodwill	44,560	42,083
Total assets	$185,184	$186,009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$33,485	$36,970
Accrued compensation and benefits	17,121	17,280
Deferred revenue	31,469	33,013
Accrued restructuring	2,993	—
Other current liabilities	17,322	15,089
Liabilities of discontinued operations	849	1,324
Total current liabilities	103,239	103,676

Deferred rent and other liabilities	4,852	3,965
Total liabilities	108,091	107,641

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 29,152 and 28,259 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Receivable from stockholder	(79)	(73)
Additional paid-in capital	126,098	111,934
Accumulated deficit	(45,827)	(29,559)
Accumulated other comprehensive loss	(3,099)	(3,934)
Total stockholders’ equity	77,093	78,368
Total liabilities and stockholders’ equity	$185,184	$186,009

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$123,553	$126,757	$248,289	$248,364
Cost of revenue	63,461	63,599	126,859	124,705
Operating expenses:
Selling and marketing	48,146	45,096	94,907	88,730
Product and technology	6,816	5,259	13,775	11,146
General and administrative	14,530	9,924	28,694	19,123
Restructuring charges	2,226	—	4,049	—
Total operating expenses	71,718	60,279	141,425	118,999
Operating income (loss)	(11,626)	2,879	(19,995)	4,660
Other income, net	195	114	383	341
Income (loss) from continuing operations before income taxes	(11,431)	2,993	(19,612)	5,001
Income tax provision (benefit)	(1,105)	1,672	(2,973)	3,328
Income (loss) from continuing operations	(10,326)	1,321	(16,639)	1,673
Gain (loss) from discontinued operations (including gain on disposal of $1,201 for the six months ended June 30, 2014)	49	(2,346)	593	(3,960)
Income tax provision (benefit)	18	(884)	222	(1,511)
Net loss	$(10,295)	$(141)	$(16,268)	$(776)

Net income (loss) per share:

Basic:
Income (loss) from continuing operations	$(0.36)	$0.05	$(0.59)	$0.06
Income (loss) from discontinued operations, net of income taxes	—	(0.06)	0.01	(0.09)
Net loss per share	$(0.36)	$(0.01)	$(0.58)	$(0.03)

Diluted:
Income (loss) from continuing operations	$(0.36)	$0.04	$(0.59)	$0.06
Income (loss) from discontinued operations, net of income taxes	—	(0.04)	0.01	(0.09)
Net loss per share	$(0.36)	$—	$(0.58)	$(0.03)

Weighted average common shares used in the computation of income (loss) per share:
Basic	28,469	27,910	28,279	28,011
Diluted	28,469	29,656	28,279	29,591

 See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(10,295)	$(141)	$(16,268)	$(776)
Other comprehensive loss:
Foreign currency translation adjustments	550	(1,878)	835	(1,866)
Comprehensive loss	$(9,745)	$(2,019)	$(15,433)	$(2,642)

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Income (loss) from continuing operations	$(16,639)	$1,673
Adjustments to reconcile income (loss) from continuing operations, net of income taxes, to net cash provided by (used in) operating activities:
Depreciation and amortization	8,240	7,666
Stock-based compensation	8,047	5,061
Restructuring charges	4,049	—
Excess tax shortfalls (benefits) from stock-based awards	568	(1,090)
Provision for doubtful accounts	1,602	296
Deferred taxes, net	(1,372)	—
Changes in operating assets and liabilities:
Accounts receivable	(73)	(3,030)
Prepaid expenses and other current assets	(1,890)	(1,667)
Other assets	(397)	(721)
Accounts payable	(4,204)	3,809
Accrued compensation and benefits	(524)	(772)
Deferred revenue	(2,129)	921
Accrued restructuring	(867)	—
Deferred rent and other liabilities	1,371	1,382
Net cash provided by (used in) operating activities, continuing operations	(4,218)	13,528
Net cash used in operating activities, discontinued operations	(1,262)	(1,960)
Net cash provided by (used in) operating activities	(5,480)	11,568

Cash flows from investing activities:
Additions to property, equipment and software	(10,942)	(9,585)
Acquisitions, net of acquired cash	(1,760)	(363)
Investment in partnership	(2,000)	(2,500)
Maturities of certificates of deposits and short-term investments	(73)	2,578
Purchases of certificates of deposits and short-term investments	—	(2,522)
Net cash used in investing activities, continuing operations	(14,775)	(12,392)
Net cash used in investing activities, discontinued operations	—	(1,598)
Net cash used in investing activities	(14,775)	(13,990)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,438	4,370
Excess tax benefits (shortfalls) from stock-based awards	(568)	1,090
Common stock repurchases	(21)	(12,990)
Net cash provided by (used in) financing activities	5,849	(7,530)

Effect of exchange rate changes on cash and cash equivalents	1,166	(3,193)
Net change in cash and cash equivalents	(13,240)	(13,145)
Cash and cash equivalents—beginning of period	77,514	92,320
Cash and cash equivalents—end of period	$64,274	$79,175

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation	$219	$191
Deferred payment obligation decrease	$(290)	$(122)
Unpaid purchases of property and equipment	$317	$382
Investment related to the ClubLocal disposition	$4,500	$—

See notes to consolidated financial statements.

REACHLOCAL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in the United States, Canada, Australia, New Zealand, Japan, the United Kingdom, Germany, the Netherlands, Austria, Belgium, Brazil, Mexico, and India. The Company’s mission is to help small and medium-sized businesses (“SMBs”) acquire, transact with, and retain customers online. The Company offers a comprehensive suite of online marketing solutions, including a marketing system that combines an optimized website and automated lead management (ReachEdge™), search engine marketing (ReachSearch™), display advertising (ReachDisplay™), display retargeting (ReachRetargeting™), search engine optimization (ReachSEO™), Web presence (ReachCast™), online marketing analytics (TotalTrack®), an assisted chat service (TotalLiveChat™), and other products, each targeted to the SMB market. The Company delivers its suite of services to SMBs through a combination of its proprietary technology platform, its sales force of outside and inside salespeople, and select third-party agencies and resellers.

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

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2014, the Company’s results of operations for the three and six months ended June 30, 2014 and 2013 and the Company’s cash flows for the six months ended June 30, 2014 and 2013. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to the three and six months ended June 30, 2014 and 2013 in the notes to the consolidated financial statements are unaudited.

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

Commissions

Generally, the Company expenses commissions (which include variable sales compensation) as earned. Commencing in 2014, the Company began paying commissions to certain sales people for the acquisition of new clients. The client contracts are not cancelable without a penalty, and the Company defers those commissions and amortizes them over the term of the initial customer campaign. The amortization of deferred commissions is included in selling and marketing expense in the accompanying consolidated statements of operations. Unamortized commission expense of $0.4 million at June 30, 2014, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective for the Company as of January 1, 2016. Earlier adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently assessing the impact of this update, and believes that its adoption on January 1, 2016 will not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. This update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard will be effective for the Company as of January 1, 2017. Earlier adoption is not permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). The Company is currently assessing the impact of this update on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the criteria for determining which disposals can be presented as discontinued operations and modify related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and is effective for the Company as of January 1, 2015. However, all entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company will apply this guidance to any new disposals or new classification as held for sale after the effective date.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$259	$259	$—	$—
Restricted deposits	$3,866	$—	$3,866	$—

Liabilities:
Contingent acquisition consideration	$808	$—	$—	$808

		Basis of Fair Value Measurement
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$260	$260	$—	$—
Restricted deposits	$3,654	$—	$3,654	$—

 The Company’s restricted deposits are valued using pricing sources and models utilizing market observable inputs, as provided to the Company by its broker.

The Company also has an investment in a privately held partnership that is one of its service providers. The Company’s ownership is less than 20% and the Company does not have significant influence over the entity. In addition, the Company has an equity interest of 19.9% in an entity that was formally its ClubLocal business and the Company does not have significant influence over the entity. These investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investments to their fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. During the six months ended June 30, 2014, the Company invested $2.0 million for an additional 3.2% equity interest in the service provider, resulting in a total ownership of 7.2%. The carrying amounts of the Company’s cost method investments were each $4.5 million at June 30, 2014, and are included in “Other assets” in the accompanying Consolidated Balance Sheet.

4. Acquisitions

SureFire Acquisition

On March 21, 2014, the Company acquired certain assets and hired certain employees of SureFire Search Limited (“SureFire”) as part of the Company’s international expansion plan. Prior to the acquisition, SureFire was the Company’s exclusive reseller in New Zealand since 2010.

At closing, the Company paid NZ$1.7 million ($1.5 million) in cash of the estimated NZ$3.1 million ($2.7 million) purchase price. The remaining balance of the estimated purchase price is deferred subject to meeting revenue targets and an indemnity holdback, which will be payable, if at all, after the 12-month anniversary of the closing date, and the 12- and 18-month anniversaries of the closing date, respectively. The maximum amount of contingent consideration payable is NZ$2.0 million ($1.7 million) and the contingent consideration was recorded as an accrued expense. The fair value of the earn-out consideration was determined by applying the income approach. This approach is based on significant inputs that are not observable in the market, which ASC 820-10-35 refers to as Level 3 inputs. Key assumptions include probability-adjusted assumptions for sales performance of approximately NZ$10 million ($9.0 million) and a discount rate of 25% based on an estimated payment date of April 2015. The fair value of the contingent consideration at the date of acquisition was NZ$0.9 million ($0.8 million). There were no material changes to the fair value of contingent consideration or assumptions used since the date of acquisition. The liability for the indemnity holdback was recorded based on the assumption that there will be no claims made against the holdback and that 65% of the indemnity holdback will be paid April 2015 and the remaining 35% will be paid October 2015. The fair value of the indemnity holdback at the date of acquisition was NZ$0.4 million ($0.4 million).

           The acquisition was accounted for using the acquisition method of accounting. The Company completed a preliminary purchase price allocation in the first quarter of 2014 and expects to finalize the allocation in the third quarter of 2014 with respect to the timing of certain valuation adjustments. The Company recorded acquired assets and liabilities assumed at their respective fair values. The following table summarizes the preliminary fair value of acquired assets and liabilities assumed (in thousands):

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

Acquisition costs in connection with the SureFire acquisition were immaterial for the six months ended June 30, 2014. The revenues and results of operations of the acquired businesses for the periods post-acquisition were included in the consolidated statements of operations and were immaterial for the periods ended June 30, 2014. The pro forma results are not shown as the impact is not material.

RealPractice Acquisition

On January 6, 2014, the Company made the final deferred payment in connection with its 2012 RealPractice acquisition in the amount of $0.3 million.

Intangible Assets

At June 30, 2014, intangible assets from acquisitions included developed technology of $0.8 million (net of accumulated amortization of $1.7 million) and customer relationships of $1.2 million (net of accumulated amortization of $0.1 million), each amortized over three years. At December 31, 2013, intangible assets from acquisitions included developed technology of $1.3 million (net of accumulated amortization of $1.8 million) amortized over three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Years Ending December 31,
2014	$640
2015	858
2016	441
2017	94
Total	$2,033

For the three months ended June 30, 2014 and 2013, amortization expense related to acquired intangibles was $0.3 million. For the six months ended June 30, 2014 and 2013, amortization expense related to acquired intangibles was $0.6 million and $0.7 million, respectively.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows (in thousands):

	North America	Asia-Pacific	Total
Balance at December 31, 2013	$9,695	$32,388	$42,083
Goodwill acquired	—	2,445	2,445
Foreign currency translation	—	32	32
Balance at June 30, 2014	$9,695	$34,865	$44,560

The North American region consists of the Company’s operations in the United States and Canada. The increase in goodwill for the Asia-Pacific region, which includes the Company’s operations in Australia, New Zealand and Japan, was related to the SureFire acquisition.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Capitalized software development costs	$49,924	$42,538
Accumulated amortization	(29,964)	(25,238)
Capitalized software development costs, net	$19,960	$17,300

For the three months ended June 30, 2014 and 2013, the Company recorded amortization expense of $2.2 million and $2.0 million respectively. For the six months ended June 30, 2014 and 2013, amortization expense related to software development costs was $4.7 million and $4.1 million, respectively. At June 30, 2014 and December 31, 2013, $4.2 million and $2.8 million, respectively, of capitalized software development costs were related to projects still in process.

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

OxataSMB is considered a variable interest entity (VIE) with respect to the Company because, depending on its performance, OxataSMB may not have sufficient equity to finance its activities without additional financial support. Based on the Company’s initial assessment in 2012, the Company was not the primary beneficiary of OxataSMB because it did not have: (1) the power to direct the activities that most significantly impact OxataSMB’s economic performance or (2) the obligation to absorb losses of OxataSMB or the right to receive benefits from OxataSMB that could potentially be significant. Therefore, the Company did not consolidate the results of OxataSMB, and transactions with OxataSMB results were accounted for similarly to the Company’s resellers.  In December 2013, the Company reserved all amounts due from OxataSMB. The Company continues to supply OxataSMB on a cash-in-advance basis under the amended terms of the franchise agreement. At June 30, 2014, the Company concluded no events or changes in circumstances have occurred that would change the Company’s assessment of OxataSMB’s VIE status and that the Company was not a primary beneficiary of OxataSMB.

 7. Commitments and Contingencies

Litigation

On May 2, 2014, a lawsuit, purporting to be a class action, was filed by one of the Company’s former clients in the United States District Court in Los Angeles. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California’s unfair competition law. The complaint seeks monetary damages, restitution and attorneys’ fees. While the case is at an early stage, the Company believes that the case is substantively and procedurally without merit.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of existing matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

8. Stockholders’ Equity

Common Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $47.0 million of the Company’s outstanding common stock. At June 30, 2014, the Company had executed repurchases of 3.4 million shares of its common stock under the program for an aggregate of $36.3 million. There were no repurchases during the six months ended June 30, 2014. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

9. Stock-Based Compensation

Stock Options

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	6,733	$11.44
Granted	2,379	$9.60
Exercised	(718)	$8.96
Forfeited	(1,354)	$11.92
Outstanding at June 30, 2014	7,040	$10.98	5.1	555

Vested and exercisable at June 30, 2014	3,798	$11.54	3.9	384

Unvested at June 30, 2014, net of estimated forfeitures	2,880	$10.35	6.5	149

      The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three months ended March 31, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.71%	0.80%	1.63%	0.85%
Expected life (in years)	5.32	5.07	5.09	4.82
Expected volatility	54%	60%	54%	60%

The per-share weighted-average grant date fair value of options granted during the six months ended June 30, 2014 was $4.46. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2014 was $2.7 million.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	1,157	$9.44
Granted	209	$7.82
Forfeited	(153)	$12.67
Vested	(168)	$12.34
Unvested at June 30, 2014	1,045	$9.15

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized associated with software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation	$3,597	$2,541	$8,266	$5,252
Less: Capitalized stock-based compensation	121	132	219	191
Stock-based compensation expense, net	$3,476	$2,409	$8,047	$5,061

Stock-based compensation, net of capitalization, is included in the accompanying Consolidated Statements of Operations within the following captions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense, net
Cost of revenue	$255	$153	$530	$271
Selling and marketing	859	709	1,736	1,494
Product and technology	222	38	608	262
General and administrative	2,140	1,509	5,173	3,034
	$3,476	$2,409	$8,047	$5,061

 Stock-based compensation for the six months ended June 30, 2014 includes $1.9 million of expense related to the extension of time to exercise from seven years to ten years for certain options granted during 2008 and 2009, with a strike price of $10.91. Grants to 73 participants were modified. At June 30, 2014, there was $21.2 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.5 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

10. Restructuring Charges

The Company records costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, “Exit or Disposal Obligations.”  Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. Restructuring accruals are subject to future refinement as additional information becomes available.

As a result of declining performance in the Company’s North America market (which consists of the United States and Canada), during the first quarter of 2014, the Company implemented a preliminary restructuring plan to streamline operations and increase profitability. The restructuring plan primarily involves a reduction of the Company’s North American workforce as well as the closure of certain global facilities. The Company expects to have continued activity under this plan throughout 2014.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures and Equipment Write-downs	Total
Balance at December 31, 2013	$—	$—	$—
Amounts accrued	547	2,972	3,519
Amounts paid	(547)	(255)	(802)
Accretion	—	6	6
Non-cash items	—	(195)	(195)
Balance at June 30, 2014	$—	$2,528	$2,528

The workforce reductions were fully paid by June 30, 2014, and the Company expects the facility closures and equipment write-downs to be paid through the third quarter of 2024.

During the second quarter of 2014, as a result of continued declines in Company performance, the Company began implementing a business restructuring plan to streamline operations and increase profitability. The initial actions under this restructuring plan involved the elimination of certain senior management positions. The Company expects to have continued activity under this plan throughout 2014.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the consolidated balance sheet is as follows (in thousands):

Workforce Reduction Costs
Balance at December 31, 2013	$—
Amounts accrued	530
Amounts paid	(65)
Balance at June 30, 2014	$465

Severance and other costs related to the workforce reductions that have occurred to date are expected to be paid in the third quarter of 2014.

 11. Income Taxes

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

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. The Company has used net operating losses in recent periods, which extended the statutes of limitations with respect to a number of the Company’s tax years. Currently a majority of the Company’s tax years remain subject to audit, however, certain jurisdiction’s statutes of limitations will begin to expire in 2016.

12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. The Company was in a loss from continuing operations position for the three and six month periods ended June 30, 2014 and 2013, and therefore the number of diluted shares was equal to the number of basic shares for this period.

The following potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Deferred stock consideration and unvested restricted stock	775	357	653	292
Stock options and warrant	7,163	3,797	6,258	3,721
	7,938	4,154	6,911	4,013

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

The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$(10,326)	$1,321	$(16,639)	$1,673
Denominator:
Weighted average common shares used in computation of income (loss) per share from continuing operations, basic	28,469	27,910	28,279	28,011
Deferred stock consideration and unvested restricted stock	—	340	—	275
Stock options and warrant	—	1,406	—	1,305
Weighted average common shares used in computation of income (loss) per share from continuing operations, diluted	$28,469	$29,656	$28,279	$29,591

Income (loss) per share from continuing operations, basic	$(0.36)	$0.05	$(0.59)	$0.06

Income (loss) per share from continuing operations, diluted	$(0.36)	$0.04	$(0.59)	$0.06

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

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our 2013 Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We also recognize that even successfully driving leads to our clients does not represent a complete solution to our SMBs’ online marketing needs. This led to our next major product rollout—ReachEdge. The launch of ReachEdge in 2013 was our first step to move beyond being a media-driven lead generation business to offer integrated solutions that address the majority of the online marketing needs of our clients. ReachEdge is a marketing automation platform that includes a responsive website solution designed to enhance lead tracking and conversion, and includes tools for capturing web traffic information and converting leads into new customers for our clients. ReachEdge represents a significant step to allow us to leverage our collection of critical lead generation and conversion data in order to enhance the performance of our online marketing services for the benefit of our clients. Each ReachEdge site also includes a mobile optimized version of the site reflecting that leads for local businesses are increasingly coming from mobile devices. We believe that ReachEdge can both significantly enhance a client’s ability to convert leads into customers and, over time, could substantially increase our share of our clients’ marketing expenditures. ReachEdge further enhances the ability of our clients to convert leads that we are generating for them through ReachSearch and our other products, while at the same time providing even further transparency into the efficacy of our advertising products. This automated platform will form the basis for a multiproduct engagement with our clients. We have begun and will continue to introduce ReachEdge in certain of our international markets in 2014.

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

While our strategy is to expand our solution offerings, ReachSearch will, for the foreseeable future, continue to represent the significant majority of our revenue. However, we believe that the expansion of our product suite moves us closer to our goal of becoming the one-stop shop for our clients and will provide our clients with significantly greater value as our products are used together.

We have also focused on international expansion. Our first expansion was in Australia in 2006. We have subsequently entered Europe (the United Kingdom, Germany, the Netherlands, Austria and Belgium), Japan and Brazil. In 2014, we opened our first office in Mexico and entered New Zealand by purchasing the ReachLocal-related business of our exclusive reseller in the territory. However, for the remainder of 2014 we intend to focus on optimizing our operations in our existing international markets.

During 2013 we made significant changes to our Direct Local sales model. We substantially expanded our inside sales force (a dedicated telemarketing sale force). Our inside sales force was designed to expand our geographic reach while reducing selling costs. Over time we plan to expand our inside sales forces as we continue to seek to deepen our presence in our international markets while driving down our customer acquisition costs.

We also commenced a significant realignment of our sales force in North America (which consists of the United States and Canada), which will continue through 2014. Historically, we sold our products directly, through our “feet-on-the-street” sales force of internet marketing consultants, or IMCs. Previously, IMCs both generated new business and remained the primary contact for their clients. This sales structure worked well for a company that was primarily selling one product and we believe that our substantial corps of experienced IMCs has historically provided us with a significant competitive advantage. As we move more deeply into integrated solutions, however, we believe we require more specialization within our sales structure and beginning in late 2013, we have shifted our North American sales organization to a hunter/farmer model. Our Sales Executives (SEs), our hunters, are product experts who are solely focused on new client generation, and they are compensated for generating new clients. Our Account Executives (AEs), our farmers, are solely focused on client retention and account growth, and they are compensated for retaining and upselling existing clients. However, this transition has affected our results adversely through June 30, 2014 and will likely continue to adversely affect our results in the near term. This transition has also occurred in some of our international markets. We continue to iterate and refine this new go-to-market model with the intention of improving sales force performance and economics.

We believe that the transformation of our product suite to focus on integrated solutions and our changes in our go-to-market strategy will position us for future profitable growth by better meeting our clients’ needs, increasing operational efficiencies, reducing the costs of client acquisition and increasing the value to us of our client relationships.

In addition to our Direct Local channel, we also employ a separate sales channel targeting national brands, franchises and strategic accounts with operations in multiple local markets and select third-party agencies and resellers. We refer to this as our NBAR channel. In addition, we sell and provide access to our technology platform to select third-party agencies and resellers in customer segments where they have sales forces with established relationships with their SMB client bases. We currently have over 600 agencies and resellers actively selling on our technology platform. In 2012, we entered into our first franchise relationship, in which a third party was given the exclusive right to exploit and resell certain ReachLocal products in selected Eastern European markets under the ReachLocal name.

Operating Metrics

We track the number of Active Clients and Active Product Units to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization, and other personnel and resources.

Active Clients is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel. We calculate Active Clients by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients. Because this number includes clients served through the National Brands, Agencies and Resellers channel, Active Clients includes entities with which we do not have a direct client relationship. Numbers are rounded to the nearest hundred.

Active Product Units is a number we calculate to approximate the number of individual products, licenses, or services we are providing to Active Clients. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client who also licenses ReachEdge, we consider that three Active Product Units. Similarly, if a client purchases ReachSearch campaigns for two different products or purposes, we consider that two Active Product Units. Numbers are rounded to the nearest hundred.

At June 30, 2014, we had approximately 23,200 Active Clients and 34,600 Active Product Units, as compared to approximately 23,700 Active Clients and 35,100 Active Product Units at June 30, 2013. Active Clients and Active Product Units decreased over the three months ended June 30, 2014, primarily due to a decrease in the number of North American Direct Local clients. Active Clients and Active Product Units both decreased by 4% compared to the period ended March 31, 2014.

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

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges, with payment generally due in 30 days. There were $4.1 million and $4.2 million of accounts receivable related to our Direct Local channel at June 30, 2014 and December 31, 2013, respectively.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $5.4 million and $4.6 million of accounts receivable related to our National Brands, Agencies and Resellers at June 30, 2014 and December 31, 2013, respectively.

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

Restructuring Charges. Restructuring charges consist of costs associated with the realignment and reorganization of our operations. Restructuring charges include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. We record restructuring charges liabilities in accrued liabilities or other liabilities in the consolidated balance sheet. See further discussion in Note 10 of the Notes to the Consolidated Financial Statements.

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

Commissions

Generally, we expense commissions (which include variable sales compensation) as earned. Commencing in 2014, we began paying commissions to certain sales people for the acquisition of new clients. The client contracts are not cancelable without a penalty, and we defer those commissions and amortize them over the term of the initial customer campaign. The amortization of deferred commissions is included in selling and marketing expense in the accompanying consolidated statements of operations. Unamortized commission expense is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Restructuring Charges

We record costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, “Exit or Disposal Obligations.”  Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred, except for liabilities for certain one-time employee termination benefits that are incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability is recognized initially in the period in which fair value can be reasonably estimated.  See further discussion in Note 10 of the Notes to the Consolidated Financial Statements.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Revenue	$123,553	$126,757	$248,289	$248,364
Cost of revenue (1)	63,461	63,599	126,859	124,705
Operating expenses:
Selling and marketing (1)	48,146	45,096	94,907	88,730
Product and technology (1)	6,816	5,259	13,775	11,146
General and administrative (1)	14,530	9,924	28,694	19,123
Restructuring charges	2,226	—	4,049	—
Total operating expenses	71,718	60,279	141,425	118,999
Operating income (loss)	(11,626)	2,879	(19,995)	4,660
Other income, net	195	114	383	341
Income (loss) from continuing operations before income taxes	(11,431)	2,993	(19,612)	5,001
Income tax provision (benefit)	(1,105)	1,672	(2,973)	3,328
Income (loss) from continuing operations	(10,326)	1,321	(16,639)	1,673
Gain (loss) from discontinued operations (including gain on disposal of $1,201 for the six months ended June 30, 2014)	49	(2,346)	593	(3,960)
Income tax provision (benefit)	18	(884)	222	(1,511)
Net loss	$(10,295)	$(141)	$(16,268)	$(776)

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock-based compensation:
Cost of revenue	$255	$153	$530	$271
Selling and marketing	859	709	1,736	1,494
Product and technology	222	38	608	262
General and administrative	2,140	1,509	5,173	3,034
	$3,476	$2,409	$8,047	$5,061

Depreciation and amortization:
Cost of revenue	$169	$187	$346	$398
Selling and marketing	674	678	1,309	1,649
Product and technology	2,650	2,576	5,608	5,189
General and administrative	525	322	977	430
	$4,018	$3,763	$8,240	$7,666

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	2014-2013 % Change	2014	2013	2014-2013 % Change
(in thousands)
Direct Local	$97,162	$101,056	(3.9)%	$195,729	$198,449	(1.4)%
National Brands, Agencies and Resellers	26,391	25,701	2.7%	52,560	49,915	5.3%
Total revenue	$123,553	$126,757	(2.5)%	$248,289	$248,364	—%

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	2014-2013 % Change	2014	2013	2014-2013 % Change
(in thousands)
North America (1)	$76,968	$86,009	(10.5)%	$154,056	$168,929	(8.8)%
International (1)	46,585	40,748	14.3%	94,233	79,435	18.6%
Total revenue	$123,553	$126,757	(2.5)%	$248,289	$248,364	—%

At period end:
Active Clients (2)	23,200	23,700	(2.1)%
Active Product Units (3)	34,600	35,100	(1.4)%

___________________

(1)	North America includes the United States and Canada. International includes all other countries.

(2)

Active Clients is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel. We calculate Active Clients by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients. Because this number includes clients served through the National Brands, Agencies and Resellers channel, Active Clients includes entities with which we do not have a direct client relationship. Numbers are rounded to the nearest hundred.

(3)

Active Product Units is a number we calculate to approximate the number of individual products, licenses, or services we are managing under contract for Active Clients. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client who also licenses ReachEdge, we consider that three Active Product Units. Similarly, if a client purchases ReachSearch campaigns for two different products or purposes, we consider that two Active Product Units. Numbers are rounded to the nearest hundred.

The decreases in Direct Local revenue of $3.9 million and $2.7 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 were due to a decline in North American revenue as a result of decreased new customer acquisitions due to lower sales productivity and lower customer retention, which we believe are both primarily attributable to our realignment of the North American Direct Local sales force. The decline in revenue was partially offset by an increase in the number of international Direct Local clients, including clients acquired as part of the SureFire acquisition in March 2014 that were previously reported as part of our National Brands, Agencies and Resellers channel. Revenue from SureFire clients included in Direct Local revenue that was not previously reported as part of our Direct Local channel was $2.0 million and $2.2 million for the three and six months ended June 30, 2014, respectively. Excluding the impact of the SureFire acquisition, Direct Local revenue decreased 6% and 2% during the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.

During the three and six months ended June 30, 2014, North American Direct Local revenue decreased 15.6% and 13.2%, respectively, as compared to the prior year period, which we principally attribute to the realignment of our North American Direct Local sales force in late 2013 and its impact on sales force productivity and client experience. North American Direct Local revenue during the three months ended June 30, 2014 decreased 2.3% from the three months ended March 31, 2014. Growth in our Direct Local channel in North America will depend on our ability to improve our go-to-market strategies and the introduction of new products. We believe the sales force realignment has adversely affected our results through June 30, 2014 and will likely continue to affect our results adversely in the near term. Growth in our Direct Local channel generally will also depend on our success in our international markets and our ability to successfully launch new products internationally.

The increases in National Brands, Agencies and Resellers revenue of $0.7 million and $2.6 million for the three and six months ended June 30, 2014, compared to the same periods in 2013, were due to growth in the number of international Agencies and Resellers, partially offset by a decrease in the number of international National Brands clients. Due to the SureFire acquisition, SureFire-related revenue that had been reported as part of our National Brands, Agencies and Resellers channel prior to the acquisition is reported as part of our Direct Local channel post-acquisition. There was no revenue from SureFire included in National Brands, Agencies and Resellers for the three months ended June 30, 2014 as compared to $1.3 million in the prior-year period. Revenue from SureFire included in National Brands, Agencies and Resellers for the six months ended June 30, 2014 was $1.3 million as compared to $2.3 million in the prior-year period. Excluding the impact of the SureFire acquisition, revenue from National Brands, Agencies and Resellers increased 8% and 7% during the three and six months ended June 30, 2014 as compared to the same periods in 2013.

  The impact of foreign currency translation during the three and six months ended June 30, 2014 was not significant.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	2014-2013 % Change	2014	2013	2014-2013 % Change
(in thousands)
Cost of revenue	$63,461	$63,599	(0.2)%	$126,859	$124,705	1.7%
As a percentage of revenue:	51.4%	50.2%		51.1%	50.2%

The increases in our cost of revenue as a percentage of revenue for the three and six months ended June 30, 2014, compared to the same periods in 2013, were primarily due to an increase in service and support costs and the change in our geographic, product and service mix, partially offset by improved media buying efficiencies. Publisher rebates as a percentage of revenue was flat at 4.0% of revenue during the three months and six ended June 30, 2014, compared to 4.1% and 4.0% during the same periods in 2013.

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

On June 27, 2014, we entered into a new global agreement with Google Inc. and certain of its affiliates (collectively, “Google”) that replaces our expiring Google agreement. The new Google agreement provides rebates based on overall global growth of our spending with Google, as opposed to the commitments to enter new markets and market-specific growth targets. Given our recent operating performance, we expect rebates from Google under the new Google agreement to decline during the second half of 2014. However, the new Google agreement provides the opportunity for us to earn rebates in amounts similar to our previous Google agreement if our operating performance improves.

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

Selling and Marketing

	Three Months Ended June 30,		2014-2013	Six Months Ended June 30,		2014-2013
	2014	2013	% Change	2014	2013	% Change
(in thousands)
Salaries, benefits and other costs	$37,494	$32,078	16.9%	$73,515	$63,031	16.6%
Commission expense	10,652	13,018	(18.2)%	21,392	25,699	(16.8)%
Total selling and marketing	$48,146	$45,096	6.8%	$94,907	$88,730	7.0%

As a percentage of revenue:
Salaries, benefits and other costs	30.4%	25.3%		29.6%	25.4%
Commission expense	8.6	10.3		8.6	10.3
Total selling and marketing	39.0%	35.6%		38.2%	35.7%

The increase in selling and marketing salaries, benefits and other costs in absolute dollars and as a percentage of revenue for the three and six months ended June 30, 2014, compared to the same periods in 2013, were primarily due to increases in salaries and fixed costs as a result of partially replacing residual commissions with base compensation for most of our North American sales personnel under the recent realignment of that sales force. The increase in selling and marketing salaries, benefits and other costs as a percentage of revenue was also a result of decreased revenue.

The decreases in commission expense in absolute dollars and as a percentage of revenue for the three and six months ended June 30, 2014, as compared to the same periods in 2013, were due to a decrease in sales activity and a change in applicable commission rates in North America in connection with the North American sales force realignment, and a higher percentage of revenue from our international Direct Local channel, for which we have historically paid lower commission rates. Commission expense includes commissions and other variable sales compensation.

As sales activity increases, we would expect increases in selling and marketing and commission expenses, both in absolute dollars and as a percentage of revenue.

Product and Technology

	Three Months Ended June 30,		2014-2013	Six Months Ended June 30,		2014-2013
	2014	2013	% Change	2014	2013	% Change
(in thousands)
Product and technology expenses	$6,816	$5,259	29.6%	$13,775	$11,146	23.6%
Capitalized software development costs from product and technology resources	3,680	3,055	20.5%	7,132	5,356	33.2%
Total product and technology expenses and capitalized costs	$10,496	$8,314	26.2%	$20,907	$16,502	26.7%

Percentage of revenue:
Product and technology expenses costs	5.5%	4.1%		5.5%	4.5%
Capitalized software development costs from product and technology resources	3.0	2.4		2.9	2.2
Total product and technology costs expensed and capitalized	8.5%	6.5%		8.4%	6.7%

The increase in product and technology expenses in absolute dollars and as a percentage of revenue for the three and six months ended June 30, 2014, compared to the same periods in 2013, were attributable to $2.2 million and $4.4 million increases, respectively, primarily associated with increased salaries and compensation expense as a result of additional employees engaged in the ongoing development of our technology platform and new product initiatives. The increases were partially offset by $0.6 million and $1.8 million, respectively, of increased capitalization due to an increase in capitalizable projects, including those relating to our new product initiatives. The increase in product and technology expenses as a percentage of revenue was also a result of decreased revenue.

We expect our product and technology expenses to continue to increase in absolute dollars as we invest in new product initiatives, significantly improving and expanding our technology platform, and increasing the pace of international launches of new products and solutions.

General and Administrative

	Three Months Ended June 30,		2014-2013	Six Months Ended June 30,		2014-2013
	2014	2013	% Change	2014	2013	% Change
(in thousands)
General and administrative	$14,530	$9,924	46.4%	$28,694	$19,123	50.1%
As a percentage of revenue:	11.8%	7.8%		11.6%	7.7%

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue for the three months ended June 30, 2014, compared to the same period in 2013, were primarily due to a $1.7 million increase in legal fees and contingencies and a $0.8 million increase in bad debt expense, each related to one of our international markets, a $1.3 million increase in employee-related costs primarily as a result of increased salaries and payroll costs, and a $0.6 million increase in stock-based compensation expense related to equity retention grants and equity grants to our new CEO. The increase in general and administrative expenses as a percentage of revenue was also a result of decreased revenue.

The increase in general and administrative expenses in absolute dollars and as a percentage of revenue for the six months ended June 30, 2014, compared to the same period in 2013, were primarily due to a $2.3 million increase in legal fees and contingencies and a $1.1 million increase in bad debt expense primarily related to one of our international markets, a $2.5 million increase in employee-related costs largely as a result of increased salaries and payroll costs, and a $1.9 million increase in stock-based compensation expense as a result of extending the time to exercise from seven to ten years for certain options granted during 2008 and 2009 with a strike price of $10.91. The increase in general and administrative expenses as a percentage of revenue was also a result of decreased revenue.

Restructuring Charges

We previously announced, during the first quarter of 2014, a restructuring plan to streamline operations and increase profitability. We recorded restructuring charges totaling $1.7 million during the three months ended June 30, 2014, related to lease termination costs for certain facilities in North America and Brazil. Restructuring charges for the three and six months ended June 30, 2014 totaled $1.7 million and $3.5 million, respectively, consisting of $0 and $0.5 million, respectively, of employee termination costs as a result of a reduction of our North American workforce, and $1.7 million and $3.0 million, respectively, of lease termination costs for certain facilities in North America and certain international markets. We expect the restructuring to result in operational savings, primarily in operating expenses, of approximately $9.0 million in 2014.

During the second quarter of 2014, we began implementing a business restructuring plan to streamline operations and increase profitability. We have recorded restructuring charges totaling $0.5 million related to the elimination of certain senior management positions. We expect the actions already taken under the plan to result in operational savings, primarily in operating expenses, of approximately $1.3 million in 2014, and we expect to have continued activity under this plan throughout 2014.

Other Income, Net

Other income, net was primarily unchanged for the three and six months ended June 30, 2014, compared to the same periods in 2013. Other income, net primarily consists of interest income resulting from invested balances.

Provision for Income Taxes

The income tax benefit of $1.1 million and $3.0 million for the three and six months ended June 30, 2014, respectively, and the income tax expense of $1.7 million and $3.3 million for the three and six months ended June 30, 2013, respectively, each relate to U.S. Federal and State taxes as well as certain foreign income taxes. The overall decreases in tax expense during the three and six month periods ended June 30, 2014, were primarily due to lower operating performance in the United States compared to the same periods in 2013. In addition, the Company recognized the benefit of certain tax attributes in the current period which were subject to valuation allowances or otherwise not available in the prior year period.

Our effective tax rate differs from the federal statutory rate due to federal, state and foreign income taxes and significant permanent differences arising from research and development credits, foreign tax rate benefits, and stock-based compensation expense related to grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA is useful to investors in evaluating our operating performance. For the three and six months ended June 30, 2014 and 2013, our Adjusted EBITDA was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Operating income (loss)	$(11,626)	$2,879	$(19,995)	$4,660
Add:
Depreciation and amortization	4,018	3,763	8,240	7,666
Stock-based compensation, net	3,476	2,409	8,047	5,061
Acquisition and integration costs	2	—	16	—
Restructuring charges	2,226	—	4,049	—
Adjusted EBITDA	$(1,904)	$9,051	$357	$17,387

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

Liquidity and Capital Resources

	Six Months Ended June 30,
Consolidated Statements of Cash Flow Data:	2014	2013
(in thousands)
Net cash provided by (used in) operating activities, continuing operations	$(4,218)	$13,528
Net cash used in investing activities, continuing operations	$(14,775)	$(12,392)
Net cash provided by (used in) financing activities, continuing operations	$5,849	$(7,530)
Net cash used in discontinued operations	$(1,262)	$(3,558)

Operating Activities

During the six months ended June 30, 2014, we used $4.2 million of net cash in operating activities from continuing operations, due primarily to a loss of $16.6 million from continuing operations and changes in operating assets and liabilities of $8.7 million, partially offset by non-cash expenses of $21.1 million. Accounts payable decreased by $4.2 million due to a change in payment terms for certain vendors, deferred revenue decreased by $2.1 million due to decreased sales, and prepaid expenses increased by $1.9 million due to renewal of a vendor contract. Non-cash expenses included $8.2 million of depreciation and amortization, $8.0 million of stock-based compensation and $4.0 million of restructuring charges.

Net cash used in operating activities increased by $17.7 million during the six months ended June 30, 2014 compared to 2013, primarily as a result of lower operating performance. Income from continuing operations adjusted for non-cash items decreased by $9.1 million. In addition, cash flow from operating activities was unfavorably impacted by a decrease in accounts payable of $8.0 million compared to 2013 due to a change in credit terms for certain vendors, an increase in deferred revenue of $3.1 million compared to 2013, and restructuring payments of $0.9 million that did not occur in 2013, partially offset by an increase in accounts receivable of $3.1 million compared to 2013.

Investing Activities

Our primary investing activities have consisted of capitalized software development costs, purchases of property and equipment, business acquisitions, investments in a partnership, and short-term investments. Purchases of property and equipment and capitalization of software costs will vary from period to period due to the timing of the expansion of our operations and our software development efforts.

During the six months ended June 30, 2014, we invested an additional $2.0 million in a privately held partnership and used $1.5 million as part of the SureFire acquisition.

Net cash used in investing activities increased by $2.4 million during the six months ended June 30, 2014 compared to the same period in 2013. In addition to the cash used as part of the Surefire acquisition, net cash used in investing activities increased by $1.7 million due to increased capitalized software development costs compared to the same period in 2013, reflecting our increased investment in our products, technology, and facilities. We expect to increase the use of capital for acquisitions, purchases of property and equipment, and development of software.

Financing Activities

Our financing activities have consisted primarily of net proceeds from the exercise of stock options. During the six months ended June 30, 2014, employees exercised stock options covering 718,000 shares and we received $6.4 million in proceeds.

Net cash provided by financing activities increased by $13.4 million during the six months ended June 30, 2014 compared to the same period in 2013, primarily due to our decision not to repurchase shares of our common stock during the period and due to higher proceeds from the exercise of stock options.

Future cash flows from financing activities may be affected by our repurchases of our common stock. Our Board of Directors has authorized the repurchase of up to $47.0 million of our outstanding common stock. At June 30, 2014, we had executed repurchases of $36.3 million of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Liquidity

At June 30, 2014, we had cash and cash equivalents of $64.3 million and short-term investments of $0.3 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 3, “Foreign Currency Exchange Risk,” for more information). We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At June 30, 2014, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At June 30, 2014, we had $3.9 million in restricted deposits to secure letters of credit related to lease commitments or as collateral for customer accounts.

Due to our overall operating performance and capital expenditures, our cash balances at June 30, 2014, decreased approximately $13.2 million from December 31, 2013. Furthermore, our current liabilities exceed our current assets. However, we believe that our available cash will be sufficient to satisfy our working capital and planned investing and financing activities for at least the next 12 months. Although we expect that our existing cash balances will be sufficient to continue funding our business strategy, our negative cash flow from operating activities and our investments, including increased investments in developing new solutions for our clients or future acquisitions of business, solutions or technologies, could require us to seek additional equity or debt financing, which may not be available on terms favorable to us or at all, or could require us to alter our plans or operating activites based on available resources.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective for the Company as of January 1, 2016. Earlier adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard will be effective for the Company as of January 1, 2017. Earlier adoption is not permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). We are currently assessing the impact of this update on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and is effective for the Company as of January 1, 2015. However, all entities may early adopt the guidance for new disposals (or new classifications as held for sale) that has not been reported in financial statements previously issued or available for issuance. We will assess the impact of this guidance on our consolidated financial statements for any new disposals or new classification as held for sale after the effective date.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the six months ended June 30, 2014, a 10% strengthening of the U.S. dollar relative to these foreign currencies would have resulted in a decrease in revenue of $10.1 million, but an increase in operating income of $1.1 million. A 10% weakening of the U.S. dollar relative to these foreign currencies, however, would have resulted in an increase in revenue of $10.1 million, but a decrease in operating income of $1.1 million. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 46% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We plan to implement a hedging strategy during 2014 to try to reduce the effect of fluctuating currency rates on our business, but there can be no assurances that such a hedging strategy will accomplish our objectives or that it will not result in losses.

 Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On May 2, 2014, a lawsuit, purporting to be a class action, was filed by one of our former clients in the United States District Court in Los Angeles. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California’s unfair competition law. The complaint seeks monetary damages, restitution and attorneys’ fees. While the case is at an early stage, we believe that the case is substantively and procedurally without merit.

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

Our Board of Directors has authorized the repurchase of up to $47.0 million of our outstanding common stock.   At June 30, 2014, we had repurchased $36.3 million of our common stock in total under the program. There were no repurchases during the six months ended June 30, 2014. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index following the signature page to this report are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Sharon T. Rowlands
Name:	Sharon T. Rowlands
Title:	Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: August 7, 2014

EXHIBIT INDEX

Exhibit No	Description of Exhibit

10.01	Separation Agreement between ReachLocal, Inc. and Joshua Claman, dated May 30, 2014

10.02*	Google Adwords PSP Addendum, dated June 27, 2014, among ReachLocal, Inc. and certain of its affiliates, and Google Inc. and certain of its affiliates

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.