Form 10-Q
period 2014-09-30
ReachLocal Inc
filed 2014-11-06
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on October 31, 2014
Common Stock, $0.00001 par value	29,165,755

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$51,717	$77,514
Short-term investments	259	260
Accounts receivable, net of allowance for doubtful accounts of $3,576 and $2,212 at September 30, 2014 and December 31, 2013, respectively	8,353	9,699
Prepaid expenses and other current assets	6,625	8,746
Deferred tax assets	1,893	1,250
Assets of discontinued operations	224	3,415
Total current assets	69,071	100,884

Property and equipment, net	17,315	12,903
Capitalized software development costs, net	20,972	17,300
Restricted deposits	3,830	3,654
Deferred tax assets	2,560	1,883
Intangible assets, net	1,554	1,270
Other assets	13,409	6,032
Goodwill	44,198	42,083
Total assets	$172,909	$186,009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$34,399	$36,970
Accrued compensation and benefits	16,896	17,280
Deferred revenue	31,058	33,013
Accrued restructuring	2,767	—
Other current liabilities	14,068	15,089
Liabilities of discontinued operations	868	1,324
Total current liabilities	100,056	103,676

Deferred rent and other liabilities	5,780	3,965
Total liabilities	105,836	107,641

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 29,192 and 28,259 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Receivable from stockholder	(71)	(73)
Additional paid-in capital	128,232	111,934
Accumulated deficit	(57,111)	(29,559)
Accumulated other comprehensive loss	(3,977)	(3,934)
Total stockholders’ equity	67,073	78,368
Total liabilities and stockholders’ equity	$172,909	$186,009

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$117,623	$132,813	$365,912	$381,177
Cost of revenue	64,154	66,083	191,013	190,788
Operating expenses:
Selling and marketing	45,479	47,291	140,386	136,021
Product and technology	6,746	5,582	20,521	16,728
General and administrative	12,183	11,282	40,877	30,405
Restructuring charges	518	—	4,567	—
Total operating expenses	64,926	64,155	206,351	183,154
Operating income (loss)	(11,457)	2,575	(31,452)	7,235
Other income, net	208	181	591	522
Income (loss) from continuing operations before income taxes	(11,249)	2,756	(30,861)	7,757
Income tax provision (benefit)	35	2,106	(2,938)	5,434
Income (loss) from continuing operations	(11,284)	650	(27,923)	2,323
Gain (loss) from discontinued operations (including gain on disposal of $1,201 for the nine months ended September 30, 2014)	—	(2,448)	593	(6,408)
Income tax provision (benefit)	—	(676)	222	(2,187)
Net loss	$(11,284)	$(1,122)	$(27,552)	$(1,898)

Net income (loss) per share:

Basic:
Income (loss) from continuing operations	$(0.40)	$0.02	$(0.98)	$0.08
Income (loss) from discontinued operations, net of income taxes	—	(0.06)	0.01	(0.15)
Net loss per share	$(0.40)	$(0.04)	$(0.97)	$(0.07)

Diluted:
Income (loss) from continuing operations	$(0.40)	$0.02	$(0.98)	$0.08
Income (loss) from discontinued operations, net of income taxes	—	(0.06)	0.01	(0.15)
Net loss per share	$(0.40)	$(0.04)	$(0.97)	$(0.07)

Weighted average common shares used in the computation of income (loss) per share:
Basic	28,515	27,507	28,360	27,843
Diluted	28,515	28,652	28,360	29,303

 See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(11,284)	$(1,122)	$(27,552)	$(1,898)
Other comprehensive loss:
Foreign currency translation adjustments	(878)	241	(43)	(1,625)
Comprehensive loss	$(12,162)	$(881)	$(27,595)	$(3,523)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Income (loss) from continuing operations	$(27,923)	$2,323
Adjustments to reconcile income (loss) from continuing operations, net of income taxes, to net cash provided by (used in) operating activities:
Depreciation and amortization	12,595	11,374
Stock-based compensation	10,718	8,201
Restructuring charges	4,567	—
Excess tax shortfalls (benefits) from stock-based awards	1,185	(1,127)
Provision for doubtful accounts	1,568	513
Non-cash interest income, net	(243)	—
Deferred taxes, net	(1,325)	—
Foreign currency unrealized loss, net	110	—
Changes in operating assets and liabilities:
Accounts receivable	(728)	(4,908)
Prepaid expenses and other current assets	2,049	(5,163)
Other assets	(1,175)	(2,732)
Accounts payable	(3,075)	12,798
Accrued compensation and benefits	(119)	2,243
Deferred revenue	(1,938)	2,811
Accrued restructuring	(1,620)	—
Deferred rent and other liabilities	(413)	1,565
Net cash provided by (used in) operating activities, continuing operations	(5,767)	27,898
Net cash used in operating activities, discontinued operations	(1,402)	(3,499)
Net cash provided by (used in) operating activities	(7,169)	24,399

Cash flows from investing activities:
Additions to property, equipment and software	(18,987)	(13,900)
Acquisitions, net of acquired cash	(1,789)	(363)
Investment in partnership	(2,000)	(2,500)
Maturities of certificates of deposits and short-term investments	—	2,566
Purchases of certificates of deposits and short-term investments	(85)	(2,891)
Net cash used in investing activities, continuing operations	(22,861)	(17,088)
Net cash used in investing activities, discontinued operations	—	(2,275)
Net cash used in investing activities	(22,861)	(19,363)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,438	5,333
Excess tax benefits (shortfalls) from stock-based awards	(1,185)	1,127
Common stock repurchases	(66)	(18,904)
Principal payments on capital lease obligations	(65)	—
Net cash provided by (used in) financing activities	5,122	(12,444)

Effect of exchange rate changes on cash and cash equivalents	(889)	(2,282)
Net change in cash and cash equivalents	(25,797)	(9,690)
Cash and cash equivalents—beginning of period	77,514	92,320
Cash and cash equivalents—end of period	$51,717	$82,630

Supplemental disclosure of non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation	$346	$317
Deferred payment obligation decrease	$(290)	$(122)
Unpaid purchases of property and equipment	$172	$256
Investment related to the ClubLocal disposition	$4,500	$—
Assets acquired under capital leases	$823	$—

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) was incorporated in the state of Delaware in August 2003. The Company’s operations are located in the United States, Canada, Australia, New Zealand, Japan, the United Kingdom, Germany, the Netherlands, Austria, Belgium, Brazil, Mexico, and India. The Company’s mission is to deliver more customers to local business around the world. The Company offers a comprehensive suite of online marketing solutions, including a total digital marketing system that combines lead management, marketing automation, campaign analysis, responsive website design and a mobile app (ReachEdge™), search engine marketing (ReachSearch™), display advertising (ReachDisplay™), display retargeting (ReachRetargeting™), search engine optimization (ReachSEO™), Web presence (ReachCast™), online marketing analytics (TotalTrack®), an assisted chat service (TotalLiveChat™), and other products, each targeted to local business owners. The Company delivers its suite of services to local businesses through a combination of its proprietary technology platform, its sales force of outside and inside salespeople, and select third-party agencies and resellers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The Condensed Consolidated Balance Sheet as of December 31, 2013 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures included in those audited consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2014, the Company’s results of operations for the three and nine months ended September 30, 2014 and 2013 and the Company’s cash flows for the nine months ended September 30, 2014 and 2013. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. All references to the three and nine months ended September 30, 2014 and 2013 in the notes to the condensed consolidated financial statements are unaudited.

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the current period presentation and certain adjustments related to prior reporting periods totaling $0.3 million have been recorded in other income, net, in the quarter ended September 30, 2014.

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

Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions, which are pledged as collateral for letters of credit related to lease commitments or as collateral for the Company’s merchant accounts. The restrictions will lapse when the letters of credit related to lease commitments expire at the end of the respective lease terms in 2021. The restrictions on the certificates of deposits related to the merchant accounts will lapse upon termination of the merchant accounts. Restricted certificates of deposit are classified as non-current assets. Restricted cash also includes $0.2 million of cash reserved to provide for potential liabilities for employee health care claims.

Commissions

Generally, the Company expenses commissions as earned. Commencing in 2014, the Company began paying commissions to certain sales people for the acquisition of new clients. The client contracts are not cancelable without a penalty, and the Company defers those commissions and amortizes them over the term of the initial customer campaign. The amortization of deferred commissions is included in selling and marketing expense in the accompanying condensed consolidated statements of operations. Unamortized commission expense of $0.4 million at September 30, 2014, is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or at the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful life of the asset or the period of the related lease. Principal payments on capital lease obligations are recorded as reduction of capital lease liability in the accompanying condensed consolidated balance sheets, and interest payments are recorded as interest expense which is included in other income, net in the accompanying condensed consolidated statements of operations.

    Self-Insurance

Beginning July 2, 2014, the Company implemented a self-insurance plan to provide for potential liabilities for employee health care claims. Liabilities associated with the risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The Company had insurance liabilities totaling approximately $0.8 million at September 30, 2014, which are included in accrued compensation and benefits in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern. The amendments in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the Company as of January 1, 2017. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial condition and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective for the Company as of January 1, 2016. Earlier adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently assessing the impact of this update, and believes that its adoption on January 1, 2016 will not have a material impact on its consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$259	$259	$—	$—
Loan receivable	$350	$—	350	$—
Restricted deposits	$3,620	$—	$3,620	$—

Liabilities:
Contingent acquisition consideration	$524	$—	$—	$524

		Basis of Fair Value Measurement
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$260	$260	$—	$—
Restricted deposits	$3,654	$—	$3,654	$—

The Company’s restricted deposits are valued using pricing sources and models utilizing market observable inputs, as provided to the Company by its broker.

The Company also has an investment in a privately held partnership that is one of its service providers. During March 2013, the Company invested $2.5 million for a 4% equity interest in the service provider, and in March 2014, the Company invested $2.0 million for an additional 3.2% equity interest. The Company does not have significant influence over the entity. In addition, the Company has an equity interest of 19.9% in an entity that was formally its ClubLocal business and the Company does not have significant influence over the entity. These investments are accounted for under the cost method and are periodically assessed for other-than-temporary impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investments to their fair value. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if such significant adverse events were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. The carrying amounts of the Company’s cost method investments were each $4.5 million at September 30, 2014, and are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet.

In July 2014, the Company entered into a stock purchase agreement to acquire Kickserv, Inc. (“Kickserv”), a provider of cloud-based business management software for service businesses. The purchase price consists of $6.75 million of initial consideration, subject to a holdback and certain adjustments, and up to $4.0 million of earn-out consideration. The transaction is subject to certain closing conditions and is expected to close during the fourth quarter of 2014. Concurrently, the Company provided a loan to Kickserv of $0.4 million that will be assumed by the Company as part of the acquisition or will otherwise mature in July 2016. The loan accrues interest at 3% per annum, and under certain conditions, is convertible into equity securities of Kickserv. The loan receivable is not actively traded and its carrying value is considered to approximate its estimated fair value.

4. Acquisitions

SureFire Acquisition

On March 21, 2014, the Company acquired certain assets and hired certain employees of SureFire Search Limited (“SureFire”) as part of the Company’s international expansion plan. From 2010 until the acquisition, SureFire was the Company’s exclusive reseller in New Zealand.

At closing, the Company paid NZ$1.7 million ($1.5 million) in cash of the estimated NZ$2.8 million ($2.4 million) purchase price. The remaining balance of the estimated purchase price is deferred subject to meeting revenue targets and an indemnity holdback, which will be payable, if at all, after the 12-month anniversary of the closing date, and the 12- and 18-month anniversaries of the closing date, respectively. The maximum amount of contingent consideration payable is NZ$2.0 million ($1.6 million at September 30, 2014) and the fair value of the contingent consideration was recorded as an accrued expense. The fair value of the earn-out consideration under the income approach was determined by using the Black-Scholes option pricing model. This approach is based on significant inputs that are not observable in the market, which are considered Level 3 inputs. Key assumptions include forecasted first year revenue, volatility of 30% based on volatilities of selected comparable companies, and a risk-free rate of 0.14% based on a one-year U.S, treasury yield rate. The fair value of the contingent consideration at the date of acquisition was NZ$0.9 million ($0.8 million), and upon revaluation at September 30, 2014 was NZ$0.6 million ($0.5 million at September 30, 2014). The change in fair value upon revaluation of $0.3 million was recorded as other income during the three months ended September 30, 2014. The contingent consideration will continue to be revalued on a quarterly basis, with any change in the valuation recorded as other income or expense. The liability for the indemnity holdback was recorded based on the assumption that there will be no claims made against the holdback and that 65% of the indemnity holdback will be paid April 2015 with the remaining 35% to be paid October 2015. The fair value of the indemnity holdback at the date of acquisition was NZ$0.4 million ($0.4 million).

           The acquisition was accounted for using the acquisition method of accounting. The Company completed a preliminary purchase price allocation in the first quarter of 2014 and finalized the allocation in the third quarter of 2014 with respect to the timing of certain valuation adjustments. The Company recorded acquired assets and liabilities assumed at their respective fair values. The following table summarizes the final fair value of acquired assets and liabilities assumed (in thousands):

Assets acquired:
Goodwill	$2,350
Intangible assets	1,280
Accounts receivable	330
Property and equipment	13
Total assets acquired	3,973
Liabilities assumed:
Deferred tax liabilities	358
Deferred revenue	284
Accrued compensation and benefits	111
Other	782
Total liabilities assumed	1,535
Total fair value of net assets acquired	$2,438

Intangible assets acquired from SureFire included customer relationships of $1.3 million which are amortized over three years, their estimated useful life, using the straight line method. The estimated useful life was determined based on assumptions of customer attrition rates. The fair value of the intangible assets was determined by applying the income approach and based on Level 3 inputs. Key assumptions include estimated future revenues from acquired customers and a discount rate of 25%, comprised of an estimated internal rate of return for this transaction and a weighted average cost of capital for comparable companies. The goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of SureFire. The Company expects to increase its presence in the Asia Pacific region as a result of this acquisition. The acquired goodwill is not expected to be deductible for tax purposes.

Acquisition costs in connection with the SureFire acquisition were immaterial for the nine months ended September 30, 2014. The revenues and results of operations of the acquired businesses for the periods post-acquisition were included in the condensed consolidated statements of operations and were immaterial for the period ended September 30, 2014. The pro forma results are not shown as the impact is not material.

RealPractice Acquisition

On January 6, 2014, the Company made the final deferred payment in connection with its 2012 RealPractice acquisition in the amount of $0.3 million.

Intangible Assets

At September 30, 2014, intangible assets from acquisitions included developed technology of $0.6 million (net of accumulated amortization of $1.9 million) and customer relationships of $0.9 million (net of accumulated amortization of $0.2 million), each amortized over three years. The carrying value of the customer relationships at September 30, 2014 includes effects of foreign currency translation. At December 31, 2013, intangible assets from acquisitions included developed technology of $1.3 million (net of accumulated amortization of $1.8 million) amortized over three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Years Ending December 31,
Remainder of 2014	$302
2015	793
2016	377
2017	82
Total	$1,554

For each of the three months ended September 30, 2014 and 2013, amortization expense related to acquired intangibles was $0.3 million. For each of the nine months ended September 30, 2014 and 2013, amortization expense related to acquired intangibles was $0.9 million.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows (in thousands):

	North America	Asia-Pacific	Total
Balance at December 31, 2013	$9,695	$32,388	$42,083
Goodwill acquired	—	2,445	2,445
Acquisition adjustments (1)	—	(95)	(95)
Foreign currency translation	—	(235)	(235)
Balance at September 30, 2014	$9,695	$34,503	$44,198

The North American region consists of the Company’s operations in the United States and Canada. The goodwill for the Asia-Pacific region, which includes the Company’s operations in Australia, New Zealand and Japan, includes $2.4 million related to the SureFire acquisition.

(1)	Represents adjustments to purchase accounting within a year of the acquisition.

5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Capitalized software development costs	$53,348	$42,538
Accumulated amortization	(32,376)	(25,238)
Capitalized software development costs, net	$20,972	$17,300

For the three months ended September 30, 2014 and 2013, the Company recorded amortization expense of $2.5 million and $2.0 million respectively. For the nine months ended September 30, 2014 and 2013, amortization expense related to software development costs was $7.2 million and $6.1 million, respectively. At September 30, 2014 and December 31, 2013, $4.5 million and $2.8 million, respectively, of capitalized software development costs were related to projects still in process.

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

OxataSMB is considered a variable interest entity (VIE) with respect to the Company because, depending on its performance, OxataSMB may not have sufficient equity to finance its activities without additional financial support. Based on the Company’s initial assessment in 2012, the Company was not the primary beneficiary of OxataSMB because it did not have: (1) the power to direct the activities that most significantly impact OxataSMB’s economic performance or (2) the obligation to absorb losses of OxataSMB or the right to receive benefits from OxataSMB that could potentially be significant. Therefore, the Company did not consolidate the results of OxataSMB, and transactions with OxataSMB results were accounted for similarly to the Company’s resellers.  In December 2013, the Company reserved all amounts due from OxataSMB. The Company continues to supply OxataSMB on a cash-in-advance basis under the amended terms of the franchise agreement. At September 30, 2014, the Company concluded no events or changes in circumstances have occurred that would change the Company’s assessment of OxataSMB’s VIE status and that the Company was not a primary beneficiary of OxataSMB.

Effective September 2014, the franchise agreement was amended to be terminable by either party on 30 days’ written notice. In October 2014, OxataSMB formally notified the Company that it has appointed an insolvency specialist to dissolve its businesses. As a result of this notification, the Company terminated the franchise agreement and demanded repayment in full of all amounts loaned to OxataSMB.

 7. Commitments and Contingencies

Capital Leases

The Company has entered into non-cancellable capital leases for computer equipment. At September 30, 2014, the Company had $0.8 million of capital leases included in other current liabilities and deferred rent and other liabilities in the accompanying condensed consolidated balance sheets. The interest rates on these leases range from 4.8% to 5.2%. As of September 30, 2014, future minimum payments under these leases are as follows (in thousands):

Years Ended December 31,
Remainder of 2014	$79
2015	315
2016	315
2017	173
Total minimum payments	882
Less amount representing interest	(58)
Present value of obligation	$823

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

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of existing matters will not have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

8. Stockholders’ Equity

Common Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $47.0 million of the Company’s outstanding common stock. At September 30, 2014, the Company had executed repurchases of 3.4 million shares of its common stock under the program for an aggregate of $36.3 million. There were no repurchases during the nine months ended September 30, 2014. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

The Company is also deemed to repurchase common stock surrendered by participants to cover tax withholding obligations with respect to the vesting of restricted stock and restricted stock units.

9. Stock-Based Compensation

Stock Options

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and recognized on a straight-line basis over the requisite service period, which is generally the vesting period.

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	6,733	$11.44
Granted	2,499	$9.41
Exercised	(718)	$8.96
Forfeited	(2,944)	$11.94
Outstanding at September 30, 2014	5,570	$10.58	5.5	$188

Vested and exercisable at September 30, 2014	2,571	$11.30	4.4	$188

Unvested at September 30, 2014, net of estimated forfeitures	2,683	$10.00	6.4	$—

      The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.62%	1.36%	1.63%	0.92%
Expected life (in years)	4.75	4.75	5.08	4.81
Expected volatility	54%	57%	54%	59%

The per-share weighted-average grant date fair value of options granted during the nine months ended September 30, 2014 was $4.37. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2014 was $2.7 million.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	1,157	$9.44
Granted	234	$7.59
Forfeited	(188)	$12.41
Vested	(259)	$12.29
Unvested at September 30, 2014	944	$9.03

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized associated with software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation	$2,798	$3,266	$11,064	$8,518
Less: Capitalized stock-based compensation	127	126	346	317
Stock-based compensation expense, net	$2,671	$3,140	$10,718	$8,201

Stock-based compensation, net of capitalization, is included in the accompanying Condensed Consolidated Statements of Operations within the following captions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense, net
Cost of revenue	$205	$171	$735	$442
Selling and marketing	616	720	2,352	2,214
Product and technology	—	165	608	427
General and administrative	1,850	2,084	7,023	5,118
	$2,671	$3,140	$10,718	$8,201

 Stock-based compensation for the nine months ended September 30, 2014 includes $1.9 million of expense related to the extension, on March 27, 2014, of time to exercise from seven years to ten years for certain options granted during 2008 and 2009, with a strike price of $10.91. Grants to 73 participants were modified. At September 30, 2014, there was $17.6 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.4 years. Future stock-based compensation expense for these awards may differ in the event actual forfeitures deviate from management’s estimates.

On October 21, 2014, the Company filed its Notice of Special Meeting of Stockholders and Proxy Statement for the Special Meeting of Stockholders of the Company to be held on November 24, 2014, which contains a proposal submitted to the Company’s stockholders to approve a one-time stock option exchange for eligible employees. The proposed option exchange would permit option holders to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase an equal number of shares having an exercise price equal to the greater of $6.00 and the fair market value of our common stock on the replacement grant date. The proposed option exchange is subject to approval of the Company’s stockholders and the Board of Directors, Compensation Committee and senior management retain the discretion not to commence the option exchange even if approved by the stockholders.

The proposed option exchange is a one-for-one exchange and therefore will not result in a reduction of the Company’s total number of outstanding options. If approved by the Company’s stockholders and the Board of Directors, Compensation Committee or senior management determine to implement the stock option exchange, it is expected to commence during the fourth quarter of 2014.

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

As a result of declining performance in the Company’s North America market (which consists of the United States and Canada) during the first quarter of 2014, the Company implemented a preliminary restructuring plan to streamline operations and increase profitability. The restructuring plan primarily involves a reduction of the Company’s North American and international workforce as well as the closure of certain global facilities. The Company expects to have continued activity under this plan throughout 2014.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures and Equipment Write-downs	Total
Balance at December 31, 2013	$—	$—	$—
Amounts accrued	683	3,354	4,037
Amounts paid	(683)	(502)	(1,185)
Accretion	—	16	16
Non-cash items	—	(196)	(196)
Balance at September 30, 2014	$—	$2,672	$2,672

The workforce reduction costs were fully paid by June 30, 2014, and the Company expects the facility closures and equipment write-downs to be paid through the third quarter of 2024.

During the second quarter of 2014, as a result of continued declines in Company performance, the Company began implementing a business restructuring plan to further streamline operations and increase profitability. The initial actions under this restructuring plan involved the elimination of certain senior management positions. The Company expects to have continued activity under this plan throughout 2014.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

Workforce Reduction Costs
Balance at December 31, 2013	$—
Amounts accrued	530
Amounts paid	(435)
Balance at September 30, 2014	$95

Remaining severance and other costs related to the workforce reductions that have occurred to date are expected to be paid in the fourth quarter of 2014.

 11. Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the quarter ended September 30, 2014, the Company’s provision for income taxes on a pre-tax loss from continuing operations of $11.2 million was due to a reduction of deferred tax assets related to post-vesting forfeitures of stock options. The income tax provision is computed on the year to date pretax income of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company determines that it is more likely than not that the deferred tax assets will not be realized.

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

The Company strives to resolve open matters with each tax authority at the examination level and could reach an agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the expected outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. In addition, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The liability is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions. Interest and penalties are included in income tax expense.

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

12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. The Company was in a loss from continuing operations position for the three and nine month periods ended September 30, 2014, and therefore the number of diluted shares was equal to the number of basic shares for these periods.

The following potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Deferred stock consideration and unvested restricted stock	893	403	739	304
Stock options and warrant	6,696	4,108	6,621	3,598
	7,589	4,511	7,360	3,902

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

The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$(11,284)	$650	$(27,923)	$2,323
Denominator:
Weighted average common shares used in computation of income (loss) per share from continuing operations, basic	28,515	27,507	28,360	27,843
Deferred stock consideration and unvested restricted stock	—	318	—	287
Stock options and warrant	—	827	—	1,173
Weighted average common shares used in computation of income (loss) per share from continuing operations, diluted	28,515	28,652	28,360	29,303

Income (loss) per share from continuing operations, basic	$(0.40)	$0.02	$(0.98)	$0.08

Income (loss) per share from continuing operations, diluted	$(0.40)	$0.02	$(0.98)	$0.08

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

Overview

ReachLocal’s mission is to deliver more customers to local businesses around the world. We began in 2004 with the goal of helping local businesses move their advertising spend from traditional media and yellow pages to online search. While we have sold to a variety of local businesses and will continue to do so, our present focus is on what we refer to as Premium SMBs. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. Premium SMBs have become increasingly sophisticated in their understanding of online marketing. However, we believe that Premium SMBs have not changed their desire for a single, unified solution to their digital marketing needs. Our goal is to be the “one-stop shop” for local businesses’ online marketing needs.

With the rollout of ReachSearch in 2005, we pioneered the provisioning of search engine marketing services (SEM) on a mass scale for local businesses through the use of our technology platform. ReachSearch combines search engine marketing optimized across multiple publishers, call tracking and call recording services, and industry leading campaign performance transparency. This product enabled us to become one of the largest adTech companies focusing on local businesses. ReachSearch remains the leading SEM offering for local businesses in the market and was recently recognized by Google in the United States with its 2013 “Best Quality Accounts” award. However, ReachSearch only solves part of the marketing challenges of our local business clients. We have therefore added additional elements to our platform including our display product, ReachDisplay, our behavioral targeting product, ReachRetargeting, and other products that are primarily focused on leveraging third-party media to drive leads to our clients.

We also recognize that even successfully driving leads to our clients does not represent a complete solution to our local business owners’ digital marketing needs. This led to our next major product rollout—ReachEdge. The launch of ReachEdge in North America in 2013 was our first step to move beyond being a media-driven lead generation business to offer integrated solutions that address the majority of the digital marketing needs of our clients. ReachEdge is an integrated marketing solution that combines lead management, marketing automation, campaign analysis, responsive website design and a mobile app into a single package that helps local businesses take complete control of their digital marketing processes. ReachEdge represents a significant step to allow us to leverage our collection of critical lead generation and conversion data in order to enhance the performance of our online marketing services for the benefit of our clients. Each ReachEdge site also includes a mobile optimized version of the site reflecting that leads for local businesses are increasingly coming from mobile devices. We believe that ReachEdge can both significantly enhance a client’s ability to convert leads into customers and, over time, could substantially increase our share of our clients’ marketing expenditures. ReachEdge further enhances the ability of our clients to convert leads that we are generating for them through ReachSearch and our other products, while at the same time providing even further transparency into the efficacy of our advertising products. This automated platform will form the basis for a multiproduct engagement with our clients. We have introduced ReachEdge in Australia and the United Kingdom and will continue to introduce it in selected other of our international markets in the near term.

We plan over time to add further dynamic optimization functionality to ReachEdge, as well as features that create a more seamless relationship between our clients and their customers, such as real-time appointment booking. Many local businesses already spend marketing dollars in these categories, and we hope to shift some of that spending to our integrated solutions. In 2014, we introduced ReachSEO, our search engine optimization product, in the US and Australia. ReachSEO drives organic search traffic to ReachEdge client websites with a range of features, including site optimization, custom content, and distribution of site listings across hundreds of directories.

During 2015 we plan to introduce a new product that allows local businesses to pair ReachEdge’s lead management, marketing automation, campaign analysis, and mobile app features with their own websites.

While our strategy is to expand our solution offerings, ReachSearch will, for the foreseeable future, continue to represent the significant majority of our revenue. However, we believe that the expansion of our product suite moves us closer to our goal of becoming the one-stop shop for our clients and will provide our clients with significantly greater value as our products are used together.

We have also focused on international expansion. Our first expansion was in Australia in 2006. We have subsequently entered Europe (the United Kingdom, Germany, the Netherlands, Austria and Belgium), Japan and Brazil. In 2014, we opened our first office in Mexico and entered New Zealand by purchasing the ReachLocal-related business of our exclusive reseller in the territory. However, in the near term, we intend to focus on optimizing our operations in our existing international markets.

During 2013 we made significant changes to our Direct Local sales model. We expanded our inside sales force (a dedicated telemarketing sale force) in North America. Our inside sales force is designed to expand our geographic reach while reducing selling costs.

We also commenced a significant realignment of our sales force in North America (which consists of the United States and Canada) beginning at the end of 2013. Historically, we sold our products directly, through our “feet-on-the-street” sales force of internet marketing consultants, or IMCs. Previously, IMCs both generated new business and remained the primary contact for their clients. This sales structure worked well for a company that was primarily selling one product and we believe that our substantial corps of experienced IMCs has historically provided us with a significant competitive advantage. As we move more deeply into integrated solutions, however, we believe we require more specialization within our sales structure and beginning in late 2013, we have shifted our North American sales organization to a hunter/farmer model. Our Sales Executives (SEs), our hunters, are product experts who are solely focused on new client generation, and they are compensated for generating new clients. Our Account Executives (AEs), our farmers, are solely focused on client retention and account growth, and they are compensated for retaining and upselling existing clients. This transition also occurred in some of our international markets. However, this transition has not proven effective and has affected our results adversely through September 30, 2014 and will likely continue to adversely affect our results in the near term. As a result, we are expending considerable time and resources to modify our go-to-market model and plan to launch a refined approach in North America during the first quarter of 2015.

We believe that the transformation of our product suite to focus on integrated solutions and our changes in our go-to-market strategy will position us for future profitable growth by better meeting our clients’ needs, increasing operational efficiencies, reducing the costs of client acquisition and increasing the value to us of our client relationships.

In addition to our Direct Local channel, we also employ a separate sales channel targeting national brands, franchises and strategic accounts with operations in multiple local markets and select third-party agencies and resellers. We refer to this as our NBAR channel. In addition, we sell and provide access to our technology platform to select third-party agencies and resellers in customer segments where they have sales forces with established relationships with their local business client bases. We currently have over 600 agencies and resellers actively selling on our technology platform.

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

At September 30, 2014, we had approximately 21,900 Active Clients and 33,200 Active Product Units, as compared to approximately 24,600 Active Clients and 36,400 Active Product Units at September 30, 2013. Active Clients and Active Product Units decreased over the three months ended September 30, 2014, primarily due to a decrease in the number of North American Direct Local clients, partially offset by an increase in the number of International Direct Local clients. Active Clients and Active Product Units decreased by 6% and 4%, respectively, compared to the period ended June 30, 2014. The decrease in the number of North American Direct Local clients was a result of decreased new customer acquisitions due to lower sales productivity and lower customer retention, both during the first half of the year and the quarter, which we believe are primarily attributable to our realignment of the North American Direct Local sales force.

 Basis of Presentation

Discontinued Operations

As a result of the winding down of the operations of Bizzy and the contribution of our ClubLocal business to a new entity in exchange for a minority equity interest, we have reclassified and presented all related historical financial information with respect to Bizzy and ClubLocal as “discontinued operations” in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. In addition, we have excluded all ClubLocal and Bizzy related activities from the following discussions, unless specifically referenced.

Sources of Revenue

We derive our revenue principally from the provision and sale of online marketing services to our clients. Revenue includes (i) the sale of our ReachSearch, ReachDisplay, ReachRetargeting and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, optimization, reporting and tracking technologies of our technology platform, and the personnel dedicated to support and manage their campaigns; (ii) the license (or sale) of our ReachEdge, ReachSEO, TotalLiveChat, ReachCast, TotalTrack, and other products and services; and (iii) set-up, management and service fees associated with these products and other services. We distribute our products and services directly through our outside and inside sales force that is focused on serving local businesses in their local markets through a consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to our clients ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges, with payment generally due in 30 days. There were $4.6 million and $4.2 million of accounts receivable related to our Direct Local channel at September 30, 2014 and December 31, 2013, respectively.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $5.2 million and $4.6 million of accounts receivable related to our National Brands, Agencies and Resellers at September 30, 2014 and December 31, 2013, respectively.

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

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of personnel and related expenses for our selling and marketing staff, including salaries and wages, commissions and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for employees in the sales organization is based on commissions. In addition, the cost of agency commissions is included in selling and marketing expenses. Generally, commissions are expensed as earned. However, commencing in 2014, we began paying commissions to certain sales people for the acquisition of new clients. We defer those commissions and amortize them over the term of the initial customer campaign.

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

Restructuring Charges. Restructuring charges consist of costs associated with the realignment and reorganization of our operations. Restructuring charges include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. We record restructuring charges liabilities in accrued liabilities or other liabilities in the condensed consolidated balance sheet. See further discussion in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

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

Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions, which are pledged as collateral for letters of credit related to lease commitments or as collateral for our merchant accounts. The restrictions will lapse when the letters of credit related to lease commitments expire at the end of the respective lease terms in 2021. The restrictions on the certificates of deposits related to the merchant accounts will lapse upon termination of the merchant accounts. Restricted certificates of deposit are classified as non-current assets. Restricted cash also includes cash reserved to provide for potential liabilities for employee health care claims.

Commissions

Generally, we expense commissions as earned. Commencing in 2014, we began paying commissions to certain sales people for the acquisition of new clients. The client contracts are not cancelable without a penalty, and we defer those commissions and amortize them over the term of the initial customer campaign. The amortization of deferred commissions is included in selling and marketing expense in the accompanying condensed consolidated statements of operations. Unamortized commission expense is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or at the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the asset or the period of the related lease. Principal payments on capital lease obligations are recorded as reduction of capital lease liability in the accompanying condensed consolidated balance sheets, and interest payments are recorded as interest expense which is included in other income, net in the accompanying condensed consolidated statements of operations.

 Self-Insurance

Beginning July 1, 2014, we implemented a self-insurance plan to provide for potential liabilities for employee health care claims. Liabilities associated with the risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Restructuring Charges

We record costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, “Exit or Disposal Obligations.”  Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred, except for liabilities for certain one-time employee termination benefits that are incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability is recognized initially in the period in which fair value can be reasonably estimated.  See further discussion in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Revenue	$117,623	$132,813	$365,912	$381,177
Cost of revenue (1)	64,154	66,083	191,013	190,788
Operating expenses:
Selling and marketing (1)	45,479	47,291	140,386	136,021
Product and technology (1)	6,746	5,582	20,521	16,728
General and administrative (1)	12,183	11,282	40,877	30,405
Restructuring charges	518	—	4,567	—
Total operating expenses	64,926	64,155	206,351	183,154
Operating income (loss)	(11,457)	2,575	(31,452)	7,235
Other income, net	208	181	591	522
Income (loss) from continuing operations before income taxes	(11,249)	2,756	(30,861)	7,757
Income tax provision (benefit)	35	2,106	(2,938)	5,434
Income (loss) from continuing operations	(11,284)	650	(27,923)	2,323
Gain (loss) from discontinued operations (including gain on disposal of $1,201 for the nine months ended September 30, 2014)	—	(2,448)	593	(6,408)
Income tax provision (benefit)	—	(676)	222	(2,187)
Net loss	$(11,284)	$(1,122)	$(27,552)	$(1,898)

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock-based compensation:
Cost of revenue	$205	$171	$735	$442
Selling and marketing	616	720	2,352	2,214
Product and technology	—	165	608	427
General and administrative	1,850	2,084	7,023	5,118
	$2,671	$3,140	$10,718	$8,201

Depreciation and amortization:
Cost of revenue	$161	$181	$507	$579
Selling and marketing	746	651	2,055	2,300
Product and technology	2,938	2,553	8,546	7,742
General and administrative	510	323	1,487	753
	$4,355	$3,708	$12,595	$11,374

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	2014-2013 % Change	2014	2013	2014-2013 % Change
(in thousands)
Direct Local	$91,914	$105,873	(13.2)%	$287,643	$304,321	(5.5)%
National Brands, Agencies and Resellers	25,709	26,940	(4.6)%	78,269	76,856	1.8%
Total revenue	$117,623	$132,813	(11.4)%	$365,912	$381,177	(4.0)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	2014-2013 % Change	2014	2013	2014-2013 % Change
(in thousands)
North America (1)	$71,280	$88,167	(19.2)%	$225,336	$257,095	(12.4)%
International (1)	46,343	44,646	3.8%	140,576	124,082	13.3%
Total revenue	$117,623	$132,813	(11.4)%	$365,912	$381,177	(4.0)%

	September 30,
	2014	2013
At period end:
Active Clients (2)	21,900	24,600	(11.0)%
Active Product Units (3)	33,200	36,400	(8.8)%

(1)	North America includes the United States and Canada. International includes all other countries.

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

The decreases in Direct Local revenue of $14.0 million and $16.7 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 were primarily due to the continuing decline in North American revenue as a result of decreased new customer acquisitions due to lower sales productivity and lower customer retention during both the first half of the year and the three months ended September 30, 2014, which we believe are primarily attributable to our realignment of the North American Direct Local sales force. The decline in revenue was partially offset by an increase in the number of international Direct Local clients, including clients acquired as part of the SureFire acquisition in March 2014. Revenue from SureFire, previously one of our resellers, was historically reported as part of our National Brands, Agencies and Resellers channel. Revenue from SureFire clients included in Direct Local revenue that was not previously reported as part of our Direct Local channel was $2.2 million and $4.4 million for the three and nine months ended September 30, 2014, respectively.

During the three and nine months ended September 30, 2014, North American Direct Local revenue decreased 25.1% and 17.2%, respectively, as compared to the prior year period, which we principally attribute to the realignment of our North American Direct Local sales force in late 2013 and its impact on sales force productivity and client experience. Since the realignment, we have continued to experience high attrition in our North American sales force, which had negatively impacted client retention and spending. North American Direct Local revenue during the three months ended September 30, 2014 decreased 9.3% from the three months ended June 30, 2014. Growth in our Direct Local channel in North America will depend on our ability to improve our go-to-market strategies and the introduction of new products. We believe the sales force realignment likely will continue to affect our results adversely in the near term, however, we plan to launch a refined approach in North America during the first quarter of 2015. Growth in our Direct Local channel generally will also depend on our success in our international markets and our ability to successfully launch new products internationally.

The decrease in National Brands, Agencies and Resellers revenue of $1.2 million for the three months ended September 30, 2014, compared to the same period in 2013, was due to a decline in the number of National Brands clients, slightly offset by the increase in the number of international Agencies and Resellers. The increase in National Brands, Agencies and Resellers revenue of $1.4 million for the nine months ended September 30, 2014, compared to the same period in 2013, was due to growth in the number of international Agencies and Resellers, partially offset by a decrease in the number of international National Brands clients. Due to the SureFire acquisition, SureFire-related revenue that had been reported as part of our National Brands, Agencies and Resellers channel prior to the acquisition is reported as part of our Direct Local channel post-acquisition. There was no revenue from SureFire included in National Brands, Agencies and Resellers for the three months ended September 30, 2014 as compared to $1.3 million in the prior-year period. Revenue from SureFire included in National Brands, Agencies and Resellers for the nine months ended September 30, 2014 was $1.3 million as compared to $3.6 million in the prior-year period.

  The impact of foreign currency translation during the three and nine months ended September 30, 2014 was not significant as a percentage of revenues.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	2014-2013 % Change	2014	2013	2014-2013 % Change
(in thousands)
Cost of revenue	$64,154	$66,083	(2.9)%	$191,013	$190,788	0.1%
As a percentage of revenue:	54.5%	49.8%		52.2%	50.1%

The increases in our cost of revenue as a percentage of revenue for the three and nine months ended September 30, 2014, compared to the same periods in 2013, were primarily due to a decrease in publisher rebates as a result of our new agreement with Google which changed our rebate terms, an increase in service, support, and third party costs primarily related to the launch of our ReachEdge and ReachSEO products, and the change in our geographic, product and service mix. Publisher rebates as a percentage of revenue decreased to 0.6% and 3.0% of revenue during the three and nine months ended September 30, 2014, respectively, compared to 4.2% and 4.1% during the same periods in 2013, as more fully described below.

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

On June 27, 2014, we entered into a new global agreement with Google Inc. and certain of its affiliates that replaces our expiring Google agreement. The new Google agreement provides rebates based on overall global growth of our spending with Google, as opposed to commitments to enter new markets and market-specific growth targets. We did not receive rebates from Google during the three months ended September 30, 2014, and we do not expect to receive rebates from Google in the fourth quarter of 2014. However, the new Google agreement provides the opportunity for us to earn rebates in amounts similar to our previous Google agreement if our operating performance improves.

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

Selling and Marketing

	Three Months Ended September 30,		2014-2013	Nine Months Ended September 30,		2014-2013
	2014	2013	% Change	2014	2013	% Change
(in thousands)
Salaries, benefits and other costs	$36,099	$33,632	7.3%	$109,613	$96,660	13.4%
Commission expense	9,380	13,659	(31.3)%	30,773	39,361	(21.8)%
Total selling and marketing	$45,479	$47,291	(3.8)%	$140,386	$136,021	3.2%

As a percentage of revenue:
Salaries, benefits and other costs	30.7%	25.3%		30.0%	25.4%
Commission expense	8.0	10.3		8.4	10.3
Total selling and marketing	38.7%	35.6%		38.4%	35.7%

The increase in selling and marketing salaries, benefits and other costs as a percentage of revenue for the three and nine months ended September 30, 2014, compared to the same periods in 2013, were primarily due to the decrease in revenue and increases in salaries and fixed costs as a result of partially replacing residual commissions with base compensation for most of our North American sales personnel under the recent realignment of that sales force. The increase in selling and marketing salaries, benefits and other costs in absolute dollars was primarily a result of the shift to base compensation from residual commissions.

The decreases in commission expense in absolute dollars and as a percentage of revenue for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, were due to a decrease in sales activity and a change in compensation structure in North America in connection with the North American sales force realignment, and a higher percentage of revenue from our international Direct Local channel, for which we have historically paid lower commission rates.

As sales activity increases, we would expect increases in selling and marketing expenses, both in absolute dollars and as a percentage of revenue.

Product and Technology

	Three Months Ended September 30,		2014-2013	Nine Months Ended September 30,		2014-2013
	2014	2013	% Change	2014	2013	% Change
(in thousands)
Product and technology expenses	$6,746	$5,582	20.8%	$20,521	$16,728	22.7%
Capitalized software development costs from product and technology resources	3,340	2,911	14.7%	10,472	8,267	26.7%
Total product and technology expenses and capitalized costs	$10,086	$8,493	18.8%	$30,993	$24,995	24.0%

Percentage of revenue:
Product and technology expenses costs	5.7%	4.2%		5.6%	4.4%
Capitalized software development costs from product and technology resources	2.8	2.2		2.9	2.2
Total product and technology costs expensed and capitalized	8.5%	6.4%		8.5%	6.6%

The increases in product and technology expenses in absolute dollars and as a percentage of revenue for the three and nine months ended September 30, 2014, compared to the same periods in 2013, were primarily attributable to increased professional services costs of $0.9 and $3.8 million, respectively, and increased salaries and compensation expense of $0.3 million and $1.9 million, respectively, as a result of additional consultants and employees engaged in the ongoing development of our technology platform and new product initiatives. The increases were partially offset by $0.4 million and $2.2 million, respectively, of increased capitalization due to an increase in capitalizable projects, including those relating to our new product initiatives. The increases in product and technology expenses as a percentage of revenue were also a result of decreased revenue.

We expect our product and technology expenses to continue to increase in absolute dollars as we invest in new product initiatives, significantly improving and expanding our technology platform, and increasing the pace of international launches of new products and solutions.

General and Administrative

	Three Months Ended September 30,		2014-2013	Nine Months Ended September 30,		2014-2013
	2014	2013	% Change	2014	2013	% Change
(in thousands)
General and administrative	$12,183	$11,282	8.0%	$40,877	$30,405	34.4%
As a percentage of revenue:	10.4%	8.5%		11.2%	8.0%

The increases in general and administrative expenses in absolute dollars and as a percentage of revenue for the three months ended September 30, 2014, compared to the same period in 2013, were primarily due to a $0.8 million increase in employee-related costs primarily as a result of increased salaries and payroll costs. The increase in general and administrative expenses as a percentage of revenue was also a result of decreased revenue.

The increases in general and administrative expenses in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2014, compared to the same period in 2013, were primarily due to a $2.6 million increase in legal fees and contingencies and a $1.1 million increase in bad debt expense, each primarily related to one of our international markets, a $3.3 million increase in employee-related costs largely as a result of increased salaries and payroll costs, and a $1.9 million increase in stock-based compensation expense as a result of extending, on March 27, 2014, the time to exercise from seven to ten years for certain options granted during 2008 and 2009 with a strike price of $10.91. The increase in general and administrative expenses as a percentage of revenue was also a result of decreased revenue.

Restructuring Charges

During the first quarter of 2014, we began implementing a restructuring plan to streamline operations and increase profitability. We recorded restructuring charges totaling $0.5 million during the three months ended September 30, 2014, related to employee termination costs and lease termination costs for certain facilities in North America. Restructuring charges for the three and nine months ended September 30, 2014 totaled $0.5 million and $4.6 million, respectively, consisting of $0.1 million and $1.2 million, respectively, of employee termination costs as a result of a reduction of our North American and international workforce, and $0.4 million and $3.4 million, respectively, of lease termination costs for certain facilities in North America and certain international markets. We expect the restructuring to result in operational savings, primarily in operating expenses, of approximately $9.0 million in 2014.

During the second quarter of 2014, we began implementing a business restructuring plan to further streamline operations and increase profitability. We have recorded restructuring charges totaling $0.5 million related to the elimination of certain senior management positions. We expect the actions already taken under the plan to result in operational savings, primarily in operating expenses, of approximately $1.3 million in 2014, and we expect to have continued activity under this plan throughout 2014.

Other Income, Net

Other income, net remained relatively flat for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, and included the revaluation of the contingent consideration for SureFire, partially offset by a net foreign currency unrealized loss. Other income, net also consists of interest income resulting from invested balances.

Provision for Income Taxes

The income tax provision of $35,000 for the three months ended September 30, 2014, the income tax benefit of $2.9 million for the nine months ended September 30, 2014, and the income tax expense of $2.1 million and $5.4 million for the three and nine months ended September 30, 2013, respectively, each relate to U.S. Federal and State taxes as well as certain foreign income taxes. The overall decreases in tax expense during the three and nine month periods ended September 30, 2014, were primarily due to lower operating performance in the United States compared to the same periods in 2013, offset by a reduction of deferred tax assets related to post-vesting forfeitures of stock options. In addition, the Company recognized the benefit of certain tax attributes in the current period which were subject to valuation allowances or otherwise not available in the prior year period.

Our effective tax rate differs from the federal statutory rate due to federal, state and foreign income taxes and significant permanent differences arising from research and development credits, foreign tax rate benefits, and stock-based compensation expense related to grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA is useful to investors in evaluating our operating performance. For the three and nine months ended September 30, 2014 and 2013, our Adjusted EBITDA was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Operating income (loss)	$(11,457)	$2,575	$(31,452)	$7,235
Add:
Depreciation and amortization	4,355	3,708	12,595	11,374
Stock-based compensation, net	2,671	3,140	10,718	8,201
Acquisition and integration costs	70	—	86	—
Restructuring charges	518	—	4,567	—
Adjusted EBITDA	$(3,843)	$9,423	$(3,486)	$26,810

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2014	2013
(in thousands)
Net cash provided by (used in) operating activities, continuing operations	$(5,767)	$27,898
Net cash used in investing activities, continuing operations	$(22,861)	$(17,088)
Net cash provided by (used in) financing activities, continuing operations	$5,122	$(12,444)
Net cash used in discontinued operations	$(1,402)	$(5,774)

Operating Activities

During the nine months ended September 30, 2014, we used $5.8 million of net cash in operating activities from continuing operations, due primarily to a loss of $27.9 million from continuing operations and changes in operating assets and liabilities of $7.0 million, partially offset by non-cash expenses of $29.2 million. Accounts payable decreased by $3.1 million due to a change in payment terms for certain vendors, deferred revenue decreased by $1.9 million, accrued restructuring decreased by $1.6 million, other assets increased by $1.2 million, and accounts receivable increased by $0.7 million. These unfavorable impacts to cash flows were partially offset by a decrease in prepaid expenses and other current assets of $2.0 million primarily due to decreased media rebates receivable as a result of our new contract with Google. Non-cash expenses included $12.6 million of depreciation and amortization, $10.7 million of stock-based compensation and $4.6 million of restructuring charges.

Net cash used in operating activities increased by $33.7 million during the nine months ended September 30, 2014 compared to 2013, primarily as a result of lower operating performance. Income from continuing operations adjusted for non-cash items decreased by $20.0 million. In addition, cash flow from operating activities was unfavorably impacted by a decrease in accounts payable of $15.9 million compared to 2013 due to a change in credit terms for certain vendors, a decrease in deferred revenue of $4.7 million compared to 2013, a decrease in accrued compensation and benefits of $2.4 million as a result of decreased accruals for commissions, and restructuring payments of $1.6 million that did not occur in 2013, partially offset by a decrease in prepaid expenses and other current assets of $7.2 million compared to 2013, and a decrease in accounts receivable of $4.2 million compared to 2013.

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

During the nine months ended September 30, 2014, we invested an additional $2.0 million in a privately held partnership and used $1.5 million as part of the SureFire acquisition.

Net cash used in investing activities increased by $5.8 million during the nine months ended September 30, 2014 compared to the same period in 2013. In addition to the cash used as part of the investment in a privately held partnership and in the Surefire acquisition, net cash used in investing activities increased by $2.1 million due to increased capitalized software development costs compared to the same period in 2013, reflecting our increased investment in our products, technology, and facilities. We expect to increase the use of capital for acquisitions, purchases of property and equipment, and development of software.

Financing Activities

Our financing activities have consisted primarily of net proceeds from the exercise of stock options. During the nine months ended September 30, 2014, employees exercised stock options covering 718,000 shares and we received $6.4 million in proceeds.

Net cash provided by financing activities increased by $17.6 million during the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to our share repurchases in the prior-year period and higher proceeds from the exercise of stock options in the current period.

Future cash flows from financing activities may be affected by our repurchases of our common stock. Our Board of Directors has authorized the repurchase of up to $47.0 million of our outstanding common stock. At September 30, 2014, we had executed repurchases of $36.3 million of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Liquidity

At September 30, 2014, we had cash and cash equivalents of $51.7 million and short-term investments of $0.3 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than twelve months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 3, “Foreign Currency Exchange Risk,” for more information). We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At September 30, 2014, we had no long-term indebtedness for borrowed money and are not subject to any restrictive bank covenants. At September 30, 2014, we had $3.6 million in restricted deposits to secure letters of credit related to lease commitments or as collateral for customer accounts.

Due to our overall operating performance and capital expenditures, our cash balances at September 30, 2014, decreased approximately $25.8 million from December 31, 2013. Furthermore, as of September 30, 2014, our current liabilities exceed our current assets by approximately $31 million. However, we believe that our available cash and anticipated cost reductions will together be sufficient to satisfy our operating activities, working capital and planned investing and financing activities for at least the next 12 months. Although we expect that our existing cash and anticipated cost reductions will be sufficient to continue funding our business strategy, our negative cash flow from operating activities and our investments, including increased investments in developing new solutions for our clients or future acquisitions of businesses, solutions or technologies, could require us to seek additional equity or debt financing, which may not be available on terms favorable to us or at all, or could require us to alter our plans or operating activities based on available resources.

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern. The amendments in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for us as of January 1, 2017. Early application is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial condition and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective for the Company as of January 1, 2016. Earlier adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the nine months ended September 30, 2014, a 10% strengthening of the U.S. dollar relative to those foreign currencies would have resulted in a decrease in revenue of $15.1 million, but an increase in operating income of $1.7 million. A 10% weakening of the U.S. dollar relative to those foreign currencies, however, would have resulted in an increase in revenue of $15.1 million, but a decrease in operating income of $1.7 million. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 56% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

 Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors has authorized the repurchase of up to $47.0 million of our outstanding common stock.   At September 30, 2014, we had repurchased $36.3 million of our common stock in total under the program. There were no repurchases during the nine months ended September 30, 2014. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index following the signature page to this report are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Sharon T. Rowlands
Name:	Sharon T. Rowlands
Title:	Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: November 5, 2014

EXHIBIT INDEX

Exhibit No	Description of Ex hibit
10.01	Separation Agreement between ReachLocal, Inc. and Daniel Della Flora, dated November 3, 2014

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.