Form 10-K
period 2014-12-31
ReachLocal Inc
filed 2015-03-13
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was $94,387,740 based on a closing price of $7.03 on the NASDAQ Global Market on such date.

Class	Outstanding at March 6, 2015
Common Stock, $0.00001 par value per share	29,298,113 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

Item 1. Business.

Business Overview

ReachLocal’s mission is to provide more customers to local businesses around the world. We began in 2004 with the goal of helping local businesses move their advertising spend from traditional media and yellow pages to online search. While we have sold to a variety of local businesses and will continue to do so, our present focus is on small to medium-sized businesses (SMBs) and in particular, what we refer to as Premium SMBs. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. Premium SMBs have become increasingly sophisticated in their understanding of online marketing. However, we believe that as a result of the increasing complexity of online advertising options, Premium SMBs want a single, unified solution to their marketing needs more than ever. Our goal is to provide a total digital marketing solution that will address the bulk of Premium SMBs’ online marketing needs. Our total digital marketing solution consists of products and solutions in three categories: software (ReachEdge™ and Kickserv™), digital advertising (including ReachSearch™, ReachDisplay™ and ReachRetargeting™), and web presence (including ReachSite + ReachEdge™, ReachSEO™, ReachCast™ and TotalLiveChat™).

We began by offering online advertising solutions with the rollout of ReachSearch in 2005, when we pioneered the provisioning of search engine marketing services (SEM) on a mass scale for SMBs through the use of our technology platform. ReachSearch combines search engine marketing optimized across multiple publishers, call tracking and call recording services, and industry leading campaign performance transparency. ReachSearch remains a leading SEM offering for local businesses and has won numerous awards since its rollout. However, ReachSearch does not solve all of the online advertising challenges of our local business clients. We have therefore added additional elements to our platform including our display product, ReachDisplay, our behavioral targeting product, ReachRetargeting, and other products that are primarily focused on leveraging third-party media to drive leads to our clients.

To complement our online digital advertising solutions, we have launched a number of web presence solutions. These solutions include websites, social, search engine optimization (SEO), chat and other products and solutions, all focused on expanding and leveraging our clients’ web presence. Often these products are designed to work in concert with our digital advertising products with a goal of enhancing the return to our clients.

We also recognize that even successfully driving leads to our clients does not represent a complete solution to local businesses’ online marketing needs. To better respond to our clients’ online marketing needs, we expanded into lead conversion software with the introduction of ReachEdge. The launch of ReachEdge in 2013 was our first step to move beyond being a media-driven lead generation business to offer integrated solutions for our clients. ReachEdge is marketing automation and lead conversion software designed to enhance lead tracking and conversion, and includes tools for capturing web traffic information and converting leads into new customers for our clients. Initially, ReachEdge only came bundled with a responsive website. However, beginning in the first quarter of 2015 clients have been able to license ReachEdge’s lead conversion software without having to also purchase a website. ReachEdge now refers only to the lead conversion software and ReachSite + ReachEdge refers to the combination of ReachEdge with a responsive website. We believe that this disaggregation of the solution will enable us to expand the market opportunity by enabling us to sell ReachEdge to those who do not need a new website.

Over time, we plan to add additional dynamic optimization functionality to ReachEdge, as well as features that create a more seamless relationship between our clients and their customers. For instance, in the fourth quarter of 2014, we acquired Kickserv, a provider of cloud-based business management software for service businesses. With this addition, we now have the ability to provide an end-to-end solution to our clients that starts with lead generation (ReachSearch, ReachDisplay and ReachSEO), includes lead conversion software (ReachEdge), and then closes and manages the business relationship (Kickserv). Local businesses already spend marketing dollars in these categories with a significant number of providers in a highly fragmented and confusing marketplace. Our integrated total marketing solution seeks to address this broad array of business needs with a simple integrated solution.

While our strategy is to expand our solution offerings, ReachSearch will, for the foreseeable future, continue to represent the significant majority of our revenue. However, we believe that the expansion of our product suite moves us closer to our goal of becoming the one-stop shop for our clients and will provide our clients with significantly greater value as our products are used together.

From 2013 through the beginning of 2014, we commenced a significant realignment of our sales force in North America into a hunter/farmer sales approach. Certain sales personnel dedicated to bringing in new clients, and others focused on servicing the clients and upselling and cross selling. However, in mid-2014, we concluded that this structure did not work and, we believe that our revenue decline in 2014 was largely attributable to the failure of this new sales structure. Accordingly, commencing in 2015, we are further refining the structure of our North American sales force to combine what we have determined to be the best elements of both our original sales model and the hunter/farmer model. Under this new model, our sales personnel (now called Digital Marketing Consultants or DMCs) will both generate the sale and manage the relationship. However, each DMC will be pared with a Marketing Expert (or ME) that will provide day-to-day campaign management. This approach will enable clients to have an ongoing relationship with their DMC, but with the support of the ME, the DMC will be able to focus on selling and managing relationships. We use a variety of sales models in our international markets based on regional factors.

We operate on five continents, and we served approximately 20,800 clients around the world with approximately 31,400 active product units at December 31, 2014. We had revenues of $474.9 million in 2014 and $514.1 million in 2013, representing a decline of 7.6%; Adjusted EBITDA of $(9.4) million in 2014 and $32.8 million in 2013, representing a decline of 128.7%; $46.1million of operating loss in 2014 and $6.2 million of operating income in 2013; and a $45.0 million net loss in 2014 and a $2.5 million net loss in 2013.  For more financial information, see our Consolidated Financial Statements and the notes thereto beginning on page F-1. For our definition of Adjusted EBITDA, why we present it, and a reconciliation of our Adjusted EBITDA to loss from operations for each of the periods presented, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

Industry Overview

Over the past decade, the market for online marketing services for SMBs and other local businesses has undergone rapid and fundamental changes. The delivery and consumption of local online marketing services, like all media, has become fragmented and digitized. Consumers are searching on Google, checking reviews on Yelp and Citysearch, buying coupons on Groupon, and asking their friends for their opinions through Facebook and Twitter. Accordingly, for SMBs to prosper in this evolving world, they need to possess a tool kit that enables them to reach and interact with consumers in the same manner that consumers are seeking their services. This consumer-led digital transformation has profoundly disrupted the ways that businesses of all sizes need to acquire, transact with, maintain and retain their customers. As the Internet continues to grow and evolve, we believe that these trends will accelerate. To keep pace with this transformation, we believe that local businesses need to follow their customers and move an increasing portion of their marketing efforts and spend online. Accordingly, we believe that the market opportunity is huge and as we expand our product suite we will further differentiate our company from competitors.

The ReachLocal Solution

We provide local businesses with a suite of products that are optimized for their needs. Our products are designed to work the way that local businesses—and in particular, SMBs—work. They are easy to use and value-added solutions to enable our clients to acquire, maintain and retain customers. While we have sold to a wide variety of local businesses and will continue to do so, we target what we refer to as the Premium SMB. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. In addition, we have begun focusing on certain core verticals, which include Home Services (such as plumbers), Professional Services (such as lawyers and accountants), Specialty Services (such as travel agents) and Healthcare (such as doctors and dentists). We also provide solutions to multi-location advertisers, such as franchises and other businesses that have multiple locations across a number of cities and states.

Our Products

We offer a comprehensive technology suite of online marketing and reporting solutions designed to deliver efficacy and insight to our clients.

Our products are organized into three categories: Software, Digital Advertising and Web Presence:

Software. Our software products are designed to enable our clients to both easily assess the efficacy of their marketing efforts and to facilitate their interactions with their customers.
•

ReachEdge. In 2013, we introduced ReachEdge, our most important new product introduction to date. ReachEdge is a marketing automation platform that includes tools for capturing web traffic information and converting leads into new customers for our clients. With ReachEdge, we are working to solve the critical problem of lead conversion. While we have proven quite adept at generating leads for our clients, with ReachEdge, we are now able to provide our clients with tools designed to significantly improve their conversion of those leads to customers. ReachEdge manages the leads generated by our other products. For example, ReachEdge notifies our client of new leads in real time via text message, email or the ReachLocal mobile app, so that the client is able to follow up within minutes. ReachEdge also helps the client stay top of mind during the customer decision-making process by using integrated marketing automation to send new prospects targeted emails and alerts to the client’s staff reminding them to follow up on each lead.

•

KickServ. With the completion of the acquisition of Kickserv in the fourth quarter of 2014, we enhanced our offerings with a provider of cloud-based business management software for service businesses. With this addition, we now have the ability to ultimately provide an end-to-end solution to our clients that starts with lead generation (ReachSearch, ReachDisplay and ReachSEO), includes lead conversion (ReachEdge), and then closes and manages the business relationship (Kickserv).

Digital Advertising. Our digital advertising products are designed to drive customers to our clients in an efficient and cost-effective manner.
•

ReachSearch. Our award-winning ReachSearch is focused on assuring that our clients’ advertisements appear prominently among the search results when local consumers enter certain keywords on leading local search sites such as Google, Yahoo! and Bing. ReachSearch is optimized for local markets in each of our territories. ReachSearch accounted for 86% of our revenue in 2014 and 87% of our revenue during each of 2012 and 2013. In addition, starting in 2013, we commenced providing mobile optimized websites to all of our clients that purchase ReachSearch, because over a third of searches are now being conducted through mobile devices (smartphones and tablets).

•

ReachDisplay. Our ReachDisplay product is primarily focused on maximizing the exposure for local businesses by displaying their ads on websites, that in the aggregate, reach an estimated 90% of the U.S. online audience. We offer a number of display advertising products across a wide variety of publishing partners, including multiple display networks and demand-side platforms. Our ReachDisplay product was introduced in 2009 and we continue to add new publishers and options as display advertising on the Internet evolves.

•

ReachRetargeting. Our ReachRetargeting products allow us to target consumers who have previously visited a specific client’s website, either through a ReachSearch campaign or a ReachDisplay campaign, or who have previously searched for a client’s keywords. When the potential customer visits any other site within our retargeting network, we can market to the target customer on behalf of that client.

Web Presence. Our suite of web presence products are designed to enhance the profile of our clients on the Internet.
•

ReachSite + ReachEdge. Our ReachSite + ReachEdge solution provides a professionally designed, mobile-responsive web site optimized to enhance lead generation, paired with our ReachEdge lead conversion software.

•

ReachCast. Our ReachCast solution was introduced in 2010 and combines a proprietary technology platform with an expert service team to help local businesses build and optimize their Web presence for the purpose of driving online search discovery, powering reputation management, and managing social media marketing. We substantially revamped this solution in 2014.

• ReachSEO. Our ReachSEO solution is designed to boost the visibility of our ReachSite + ReachEdge clients on the top search engines.
• TotalLiveChat™. Our TotalLiveChat™ widget gives our clients the ability to interact with new website visitors and collect their contact information so they can follow up with them later.

Our Distribution Approach

Sales Organization

In 2006, we executed on a strategy to build the first pure-play online advertising sales force, our Internet Marketing Consultants (IMCs). Our IMCs historically sold and provided service to our target clients in what we refer to as our Direct Local channel. Our IMCs were the principal driver of our revenue growth through 2013. However, in view of sales challenges we were confronting, particularly in North America, and the substantial expansion in our product suite with the introduction of ReachEdge, we determined in 2013 to make significant changes to our go-to-market strategy.

From 2013 through the beginning of 2014, we undertook a significant realignment of our sales force in North America. As we moved more deeply into integrated solutions, we believed we required more specialization within our sales structure and therefore we shifted our North American sales organization to a hunter/farmer model. However, during 2014, we concluded that this structure did not work and, we believe that our revenue decline in 2014 was largely attributable to the failure of this new sales structure. Accordingly, commencing in 2015, we are further refining the structure of our North American sales force to combine what we consider the best elements of both our original sales model and the hunter/farmer model. Under this new model, a marriage of the best elements of the prior sales models, our sales personnel (now called Digital Marketing Consultants or DMCs) will both generate the sale and manage the relationship. However, each DMC will be pared with a Marketing Expert (or ME), who will provide day-to-day campaign management. This approach will enable clients to have an ongoing relationship with their DMC, but with the support of the ME, the DMC will be able to focus on selling and maintaining relationships.

We have also continued to modify and refine our approach to inside sales (our dedicated telemarketing sales force). Our inside sales force was designed to expand our geographic reach while reducing selling costs. However, the performance of this sales force has not met our expectations and, as a result, in 2014 and thus far in 2015, we have reduced its size. With the expansion of our product suite, including our software products, we are continuing to explore opportunities to leverage inside sales techniques to address the needs of our target clients.

We have also historically focused on international expansion. Our first expansion was in Australia in 2006. We have subsequently entered Europe (the United Kingdom, Germany, the Netherlands and Austria), Japan, Brazil, Mexico and New Zealand. However, we intend to focus in 2015 on growing our operations in our existing large market locations including Germany, Brazil and Japan, which we believe present substantially larger market opportunities than Australia, currently our largest international market. We use a variety of sales models in our international markets based on regional factors.

We also employ a separate sales channel targeting national brands, franchises and strategic accounts with operations in multiple local markets and select third-party agencies and resellers. We refer to this as our NBAR channel. The sales process for the NBAR channel typically has substantially longer lead times than in our Direct Local channel. In addition, national brand clients often involve complexity due to operational and marketing requirements that are not normally required by our Direct Local clients. Our third-party agencies and reseller partners use our technology platform in customer segments where they have sales forces with established relationships with their client bases. We currently have over 700 agencies and resellers actively selling on our technology platform. We have a team that is responsible for identifying potential agencies and resellers, training their sales forces to sell our products and services and supporting the relationships on an ongoing basis.

Customer Service

Our customer service organization is responsible for providing ongoing support to our sales forces, clients and resellers, including technical assistance with the use of our platform, as well as providing product- and campaign-specific technical assistance and recommendations to our local business clients. We also field an advanced campaign management team that is responsible for supporting and optimizing the overall performance of the products on a category-by-category level. With a combination of employees in each of our regional markets and India, we have a dedicated team focused on the provisioning and review of campaigns before they are deployed. As part of the continued refinement of our North American sales force, we are introducing the role of Marketing Experts (or MEs) that will provide the first line of customer support.

Our Strategy

We believe that the market for online marketing solutions for local businesses is still in its early stages and the market is still highly fragmented, providing us with significant opportunities for growth. Our strategy for pursuing this opportunity includes the following key components:

•

Great Products. We plan to offer our clients a total digital marketing system with lead conversion software at its core that shows them how their marketing is working and helps them more effectively turn leads into customers. Our software will be supported and enhanced by our core digital advertising solutions (search, display, retargeting, social media and mobile advertising) and our web presence solutions (websites, SEO, chat). During 2015 we plan to deliver more new offerings than ever before and will focus on driving licenses of our software solutions to increase penetration, client engagement and client retention.

•

Great Client Experience. We believe that the continued refinement of the structure of our sales force will enable us to strengthen our relationships with our clients. Taking a more proactive approach to client support should both increase client retention and improve our reputation. We also believe, based on our experience with the historic IMC model, that our new model will produce more client referrals.

•

Great Reputation. If we build great products and provide great client experience, a great reputation will follow. Our reputation will be built on the way we sell and service our clients and the strength of our products. It comes from doing the right thing for the client every time. We’re building a culture that thinks client-first in everything we do.

Product and Technology Development and Technology Operations

We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product and quality assurance testing, and improving our core technology.  We have approximately 180 product and engineering professionals located in various locations in the United States and India.

Our technology platform has been built to scale globally. We have a large number of customer facing services which reside in eight data centers spanning five countries and we keep more than a 99.9% service availability. Our primary data center hardware is co-located in El Segundo, California. We also maintain smaller regional data centers, including redundant facilities at various locations to support our domestic and international operations. We continuously monitor the performance and availability of our products and have well documented procedures to respond to incidents. In addition, we utilize cloud computing providers for certain of our products and services.

We architect our applications to enable us to scale our operations quickly while reducing deployment costs. We have a highly-available, scalable infrastructure that employs hardware load-balancers, redundant interconnected network switches and firewalls, replicated databases and fault-tolerant storage devices. Our research and development expenses were $15.5 million, $9.5 million, and $8.9 million, during 2014, 2013 and 2012, respectively, and our capitalized software development costs were $13.5 million, $11.5 million, and $7.6 million during 2014, 2013 and 2012, respectively. Research and development expenses are included in product and technology expenses in the accompanying consolidated statements of operations. We have also done a number of acquisitions to accelerate our product paths, increase our core competencies and otherwise expand or accelerate various technology initiatives. We expect our research and development expenses and capitalized software development costs to continue to increase as we invest in new product initiatives, significantly improving and expanding our technology platform, and increasing the pace of international launches of new products and solutions.

Intellectual Property

Our success and ability to compete is dependent in part on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the proprietary rights of others. We have patents in certain foreign jurisdictions and patent applications pending on some of our technology, but rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary technology and information. Among other practices, we enter into confidentiality agreements with our employees, consultants and business partners, and we control access to and distribution of our proprietary information.

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

•

New Competitors in New Markets. With the expansion of our product suite that came with the introduction of our ReachEdge and ReachSite + ReachEdge solutions, and the acquisition of Kickserv, we will encounter new competitors. While we believe that there are no competitors that offer an integrated solution similar to ours, there are a number of companies that offer various related services, such as Hubspot, Web.com, Wix and Constant Contact, as well as smaller start-ups.

Government Regulation

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. Unfavorable resolution of these issues may substantially harm our business and operating results. For more information about laws and regulations that affect us and our business, including privacy and data protection laws and regulations, see Item 1A. Risk Factors below.

The Company

ReachLocal, Inc. was incorporated as a Delaware corporation in 2003. In 2006, we entered our first market outside of North America through a joint venture in Australia, and in 2009, we acquired the remaining interest in the joint venture. We entered the United Kingdom and Canada in 2008, Germany and the Netherlands in 2011, Japan and Brazil in 2012, Austria in 2013, and Mexico and New Zealand in 2014. We also serve clients in certain other countries through our resellers.

For information about revenues from external customers and long-lived assets by geographic area, see Note 15 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2014, we had approximately 1,900 employees worldwide. Approximately 85 of our employees in Brazil were subject to a collective bargaining agreement. None of our other employees are subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Risks Related to Our Business

Our operations and financial results are subject to various risks and uncertainties, including declining revenue, that could adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

Our current business and future prospects are difficult to evaluate. We commenced operations in late 2004 in North America, and developed a strategy for taking advantage of what we believe is a shift of local marketing budgets from traditional media formats to digital media formats. Our strategy allowed us to grow rapidly.  However, our growth rate slowed over a number of years and in 2014 our revenue declined 7.6% as compared to 2013. In 2014, our North America revenue, which accounted for 62% of our 2014 revenue, declined by 14.2% versus 4.5% and 13.1% growth in 2013 and 2012, respectively. We are introducing products internationally, continuing to refine the structure of our North American sales force and introducing new go-to-market strategies, and developing new products to continue to grow our business, but we cannot assure you that our strategy will be successful and that our revenue will not decline further. In particular, although our international salespeople have historically been considerably more productive than our North American salespeople, as those markets mature over time, our international salespeople’s productivity may decline further, putting further pressure on our results of operations.

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

•	successfully executing new sales and go-to-market strategies and approaches, including the realignment of our North American sales force;

•	successfully entering new markets, domestically and internationally;

•	maintaining the effectiveness of our technology platform, and adapting our technology to new market opportunities and challenges;

•	competition from existing and new competitors, technologies, and products;

•	reaching and maintaining profitability;

•	acquiring additional capital, if necessary;

•	continuing to attract new clients, many of which have not previously advertised online and may not understand the value to their businesses of our products and services; and

•	effectively managing our sales force, personnel and operations.

Failing to successfully address these challenges or others could significantly harm our business, financial condition, results of operations and the trading price of our common stock.

We have incurred significant operating losses in the past and may incur significant operating losses in the future.

At December 31, 2014, we had an accumulated deficit of approximately $74.6 million, and we may incur net operating losses in the future. In addition, our cash and cash equivalents decreased from $77.5 million as of December 31, 2013 to $43.7 million as of December 31, 2014. Although we are attempting to reduce our operating expenses, we may not be successful or our operating expenses may increase in the future as we expand our operations. In addition, our business strategy contemplates making substantial investments in new and existing products, which will require significant expenditures. If our expenses don’t decrease according to our plan, we will not be profitable and our liquidity and financial condition will be adversely affected. We also expect that a variety of factors, including increased competition and the maturation of our business, may continue to put pressure on our revenue, and we cannot assure you that our revenue will not continue to decline. As a result, you should not consider our historical revenue growth as indicative of our future performance.

We cannot be certain that the significant steps that we have taken to strengthen our North American market will work.

Commencing in the fourth quarter of 2013, we realigned our sales infrastructure in North America, which we believe significantly contributed to our 2014 revenue decline. Commencing in 2015, we are further refining the structure of our sales force to combine the best elements of our original sales model and our more recent sales model. We cannot be certain that this continued evolution will slow the declines and ultimately return our North American operations to growth.

We depend on key personnel to operate our business, and our workforce has undergone significant disruption which may adversely affect performance and tenure.

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

2014 was a very difficult year for our business. Our operating and stock price performance have resulted in a drop in morale within our work force. While we have taken reasonable steps to ensure that our key people are adequately incented to stay with the company, we cannot be certain that such incentives will be sufficient to keep our top performers.

Volatility or lack of performance in our stock price and limitations imposed by the size of our equity plan may also affect our ability to attract and retain our key employees. In addition, as some of our executive officers become vested in a substantial amount of stock or stock options, if our stock price appreciates significantly they may be more likely to leave us as their equity holdings become valuable.

Our product roadmap relies on developing a total marketing solution—of which our current version of ReachEdge is a first step—which is a somewhat untested product concept that may not gain market acceptance or may not perform as we intend.

ReachEdge, our lead conversion software, is our initial step towards our goal of offering a total marketing solution. In addition, we recently acquired Kickserv, a business management platform for service businesses that we will ultimately integrate with ReachEdge. The success of this new product strategy is subject to numerous risks and uncertainties, such as uncertain customer acceptance, the difficulties of designing a complex software product, integrating our software products with our existing technology and third-party service providers, training our salespeople to sell software products, and gaining market acceptance. Because our software products are complex and incorporate a variety of proprietary and third-party software, they may have errors or defects that could result in unanticipated downtime for our customers and harm to our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. In addition, our customers may use our software products in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers may use this product for important aspects of their business, such as lead generation, lead management, scheduling, and other services, any errors, defects, disruptions in service or other performance problems, could damage our customers’ businesses and result in financial losses, which would hurt our reputation. As a result, customers could elect to not renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us. In addition, our total marketing solution is a relatively new solution for the marketplace and, therefore, wide market acceptance cannot be assured. Substantial components of our software products may be outsourced to third parties. While we believe that our relationships with these third parties are sound, if one of those relationships were to deteriorate, our ability to sell and maintain our software products could be substantially degraded.

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

•

Competitive Risk. Google offers its products directly to local businesses through an online self-service option. Google enjoys substantial competitive advantages over us, such as substantially greater financial, technical and other resources. In addition, Google continues to launch products that are targeted directly at SMBs, which Google does not always make available to third parties. While we cannot assess at this time the effect of Google’s offering such products directly to SMBs, the prices charged by Google for direct service are lower than the prices we charge for the same media.

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

•

Rebate/Incentive Risk. Google retains broad authority with respect to its rebate programs and has, from time to time, canceled rebate programs. During 2014, we entered into a new global agreement with Google that provides rebates based on overall global growth of our spending with Google. We did not receive rebates from Google during the second half of 2014 and we do not expect to qualify for rebates from Google during 2015. The agreement is subject to broad mutual termination rights and there is no assurance of renewal. If we earn rebates from Google in the future, termination of those agreements would negatively affect our cost of revenue.

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

•

New Competitors in New Markets. In late 2013 we launched ReachEdge, our lead conversion software-as-a-service, or SaaS, product, and in late 2014, we acquired Kickserv, business management software for service businesses. We are also developing other new subscription and SaaS products designed to provide SMBs additional tools to convert leads to customers, retain customers, and transact with customers. In each case, as we enter new markets we will encounter new competitors.

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

As the market for local online advertising increases, we expect new competitors, business models and solutions to emerge, some of which may be superior to ours. We also believe that the marketplace for online media is more transparent than other media marketplaces. Our competitors may use information available to them to price their products at a discount to the prices that we currently offer. Clients and potential clients might adopt competitive products and services in lieu of purchasing our solutions, even if our online marketing and reporting solutions are more effective than those offered by our competitors, if we are not able to differentiate our products and convince clients that our products are more effective than our competitors’ offerings. For all of these reasons, we may not be able to compete successfully against our current and potential competitors.

Our future success depends in part on our ability to effectively develop and sell additional products and solutions.

We invest in the development of new products and solutions with the expectation that we will be able to effectively offer them to our clients. We are developing, and may in the future develop or acquire, other products and solutions that address new segments of local companies’ marketing activities. We are also developing subscription and SaaS products, such as ReachEdge and Kickserv, which present different challenges from those we have faced in the past. Our future revenue depends in part on our ability to stay competitive with our product and service offerings, including providing integrated solutions to our clients. Our ability to develop and launch new products on our expected timelines, or at all, is subject to numerous risks and uncertainties, such as the difficulties of designing complex software products, achieving desired functionality and integrating the new products with our existing technology.

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

We may require additional capital to operate or expand our business. In addition, some of our product development initiatives may require substantial additional capital resources before they begin to generate material revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to service our existing clients or acquire new clients, which would have an adverse effect on our business, operating results and financial condition.

Client complaints or negative publicity about our customer service or other business practices could adversely affect our reputation and brand.

Client complaints or negative publicity about our technology, personnel or customer service could severely diminish confidence in and the use of our products and services. For example, we have experienced negative publicity in the United Kingdom due to false and defamatory statements made by a competitor, which negatively impacted our business in that region. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our operating results. Moreover, failure to provide our clients with high-quality customer experiences for any reason could substantially harm our reputation and our brand and adversely affect our efforts to develop as a trusted provider of lead generation and conversion solutions for local businesses.

We may be unsuccessful in managing or growing our international operations, which could harm our business, operating results and financial condition.

We currently have international sales operations in Australia, the United Kingdom, Canada, Germany, the Netherlands, Japan, Brazil, Austria and Mexico, and campaign support services in India. Revenue from international operations outside North America accounted for 38%, 33.5% and 28.1% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Over the long term, we intend to expand our international operations. We may incur losses or otherwise fail to enter new markets successfully.

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

Failure to adequately recruit, train and retain our salespeople would impede our strategy and could harm our business, operating results and financial condition.

Our ability to maintain or grow revenue and achieve profitability will depend, in part, on the size and effectiveness of our direct sales force. Beginning in the fourth quarter of 2013, we realigned our sales infrastructure in North America, and the change was highly disruptive to our North American productivity and results of operations throughout 2014. In 2015, we are further refining the structure of our North American sales force to combine the best elements of our original sales model and our more recent sales model. However, if many of our salespeople do not perform well in their new roles, or are unhappy with the new structure, we may experience greater than anticipated attrition. If our salespeople attrition is greater than anticipated, our business will be harmed. In addition, as more companies seek to capitalize on the shift to online media, competition for knowledgeable and qualified online media sales personnel will increase, and hiring salespeople may be more difficult than it has been historically. Moreover, employees that we hire from our competitors have in the past, and may in the future, be subject to claims of breach of noncompetition and non-solicitation obligations owed to their former employers, which could impact our ability to attract and hire high-quality candidates and potentially subject us to litigation. If we are unable to effectively recruit, train and retain salespeople, we may not be able to grow our sales force, our revenue may suffer or our costs may increase.

One of our international growth strategies has been to enter new international markets through franchise or reseller arrangements, but that strategy is subject to risks.

As we expand into other international markets, in addition to entering markets directly, we may enter through a franchisee or a reseller (as we did in New Zealand and Eastern Europe and are currently operating in Singapore). The success of this strategy will depend on a number of factors, including whether our franchisees and resellers have the experience and financial resources to be effective operators and remain aligned with us on operating, promotional and capital-intensive initiatives, and the potential impact on us if they experience operational problems or project a brand image inconsistent with our values, particularly if our contractual and other rights and remedies are limited by local law or otherwise, or are costly to exercise. Difficulties of one or more of our international franchisee or reseller arrangements could result in losses stemming from related strategic investments, delay penetration into and/or negatively affect our brand in certain international markets, and distract management and absorb product development resources.  For example, in July 2012, the Company entered into a franchise agreement with OxataSMB B.V. permitting it to operate and resell our services under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. At the same time, we entered into a market development loan agreement with OxataSMB pursuant to which we agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) was immediately advanced and €0.92 million ($1.2 million) was advanced in August 2013. The OxataSMB operations did not perform as contemplated, and as a result, the Company recorded a $3.3 million impairment of the loan receivable and related interest from OxataSMB and a $1.6 million provision for bad debt related to the trade receivable from OxataSMB. In October 2014, OxataSMB formally notified us that it had appointed an insolvency specialist to dissolve its businesses and, as a result, we terminated the franchise agreement and demanded repayment in full of all amounts loaned to OxataSMB.

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

Because we conduct a significant and growing portion of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. Our foreign operations are exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income (or loss). If the U.S. dollar strengthens against foreign currencies, however, the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income (or loss). For example, the strengthening of the U.S. dollar against the foreign currencies in which we do business resulted in a reduction in 2014 revenue of $5.8 million, principally driven by a 6% reduction in the average value of the Australian dollar relative to the prior year. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 49% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

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

Our ability to introduce new solutions and features is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, we may not be able to compete effectively and our business and operating results may be harmed.

To remain competitive, we must continue to develop new solutions, features and enhancements to our marketing system. Maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we are unable to develop our solutions internally due to certain constraints, such as high employee turnover, lack of management ability or a lack of other research and development resources, we may miss market opportunities. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors could materially adversely affect our business.

Our ability to deliver our products depends upon the quality, availability, policies and prices of certain third-party service providers.

We rely on third parties to provide technology and services that are integrated into our solutions. Examples include our call tracking and recording services, and certain aspects of our software products. In certain geographies, we rely on a single service provider for some of these services. In the event the provider were to terminate our relationship or stop providing these services, our ability to provide the affected products could be impaired. We may not be able to find an alternative provider in time to avoid a disruption of our services or at all, and we cannot be certain that such provider’s services would be compatible with our products without significant modifications or cost, if at all. Our proxy servers, which underlie key elements of our tracking services, require the use of various domains and IP address blocks. If domain registrars, website hosting companies or Internet service providers determined that our use of such domains and IP blocks were in violation of their terms of service or internet policies, such companies could elect to block our traffic. For example, several website hosting companies have blocked traffic from our reverse proxy servers for a group of our SMB clients, resulting in our inability to provide our full tracking services to those clients. Our ability to address or mitigate these risks may be limited. The failure of all or part of our tracking services could result in a loss of clients and associated revenue and could harm our results of operations.

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

Rapid technological changes may render our lead generation and conversion solutions obsolete or decrease the attractiveness of our solutions to our clients.

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

We have made strategic investments in the past, such as the market development loan to OxataSMB, a franchisee, and may make additional similar or different strategic investments in the future. Such investments may not prove profitable or successful for us and may result in the partial or total loss of our invested capital. For example, the OxataSMB operations did not perform as contemplated, and as a result, at December 31, 2013, the Company recorded a $3.3 million impairment of the OxataSMB loan receivable and related interest and a $1.6 million provision for bad debt related to a trade receivable from OxataSMB. In addition, strategic investments, such as with OxataSMB, may involve future commitments to provide further capital and we cannot assure you any such further investments will be desirable if, and when made, or will prove profitable over the long term.

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

A majority of our clients’ campaigns were paid for using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our results of operations. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we are compliant with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program, MasterCard’s Site Data Protection standard, and American Express' Data Security Operating Policy and Discover Information Security & Compliance (DISC) program. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our clients. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, financial condition or results of operations.

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

Shares of our common stock were sold in our initial public offering in May 19, 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $28.39 and as low as $2.98. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

As of March 6, 2015, approximately 55% of our common stock is held by our directors, officers and entities affiliated with our directors, including approximately 43% beneficially owned by VantagePoint Capital Partners and approximately 9.5% beneficially owned by Rho Ventures. In addition, these percentages may increase if we repurchase shares of our common stock pursuant to our $47 million share repurchase program, of which approximately $10.7 million was available for repurchase as of February 27, 2015 (see Part II, Item 5, “Common Stock Repurchases”). Such shares have not been subject to lock-up agreements since November 2010. VantagePoint and Rho Ventures were our two primary venture capital investors and have owned their shares for a considerable length of time. If either VantagePoint or Rho Ventures decides to exit its investment in us, it could negatively impact the price of our common stock. During February and March of 2014, Rho Ventures sold an aggregate of approximately 187,000 shares of our common stock.

If there are substantial sales of our common stock in the public market, the trading price of our common stock could decline significantly. In addition, as of December 31, 2014, approximately 6.1 million shares subject to outstanding options and RSUs under our 2004 Stock Plan, our Amended and Restated 2008 Stock Incentive Plan and inducement awards, are potentially eligible for sale in the public market in the future. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

As of March 6, 2015, VantagePoint Capital Partners, one of our early venture capital investors, beneficially owned approximately 43% of our outstanding common stock. As a result, VantagePoint has significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors. VantagePoint’s significant ownership also could affect the market price of our common stock by, for example, delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us. Alan Salzman, the Chief Executive Officer of Vantage Point, serves as a member of our board of directors.

As of March 6, 2015, our current directors and executive officers as a group beneficially owned approximately 55% of our outstanding common stock (including all shares issuable with respect to options held by such holders).

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate. We lease 38,592 square feet and 90,000 square feet for our corporate and sales offices in Woodland Hills, California, and in Plano, Texas, respectively. We also have over 50 leases for sales offices, support facilities and data centers in other locations in North America and overseas.

Item 3. Legal Proceedings.

On May 2, 2014, a lawsuit, purporting to be a class action, was filed by one of our former clients in the United States District Court in Los Angeles. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California’s unfair competition law. The complaint seeks monetary damages, restitution and attorneys’ fees. We filed a motion to dismiss on June 20, 2014, which was denied on December 4, 2014. While the case is at an early stage, we believe that the case is substantively and procedurally without merit. Our insurance carrier is providing us with a defense under a reservation of rights.

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Over the past 18 months we have been involved in disputes with former customers in the United Kingdom, which allege that the Company was not fully transparent in its pricing.

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

	2013		2014
	High	Low	High	Low
First quarter	$15.08	$11.76	$14.27	$9.70
Second quarter	$17.39	$12.05	$10.59	$5.87
Third quarter	$14.45	$10.27	$7.65	$3.60
Fourth quarter	$13.15	$11.41	$4.67	$3.08

At March 6, 2015, we had 27 stockholders of record of our common stock. We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, and share repurchases, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

The following graph compares, for the period from May 20, 2010 through December 31, 2014, the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the RDG Internet Composite Index. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the RDG Internet Composite Index, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance:

 *$100 invested on 5/20/10 in stock or 4/30/10 in index, including reinvestment of dividends.

	5/20/10	6/10	12/10	6/11	12/11	6/12	12/12	6/13	12/13	6/14	12/14

ReachLocal, Inc.	100.00	86.58	132.91	139.05	41.26	73.43	86.18	81.84	84.85	46.93	22.96
NASDAQ Composite	100.00	86.58	108.81	114.36	109.81	123.97	128.60	146.81	182.09	192.59	206.99
RDG Internet Composite	100.00	85.37	120.67	126.27	122.58	132.76	147.00	170.99	239.78	236.28	234.60

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

Common Stock Repurchases

On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock.  On December 13, 2012, we announced that our Board of Directors increased our share repurchase program by $6.0 million, and on March 4, 2013, we announced that our Board of Directors increased our share repurchase program by an additional $21.0 million, to a total authorization of $47.0 million. At December 31, 2014, we had executed repurchases of $36.3 million of our common stock under the program. There were no repurchases during the year ended December 31, 2014. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

The Company is also deemed to repurchase common stock surrendered by participants to cover tax withholding obligations with respect to the vesting of restricted stock and restricted stock units.

Item 6. Selected Financial Data.

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements not included in this report. In addition, as a result of the disposal of our ClubLocal business and the winding down of the operations of Bizzy, we have reclassified and presented all related historical financial information as “discontinued operations” in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2014	2013	2012	2011	2010
(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$474,921	$514,070	$454,957	$375,241	$291,689
Cost of revenue (1)	252,721	256,450	226,482	190,559	159,018
Operating expenses:
Selling and marketing (1)	182,720	182,854	164,168	139,929	108,529
Product and technology (1)	27,510	22,240	18,980	15,602	9,957
General and administrative (1)	52,155	46,362	40,378	33,470	23,880
Restructuring charges	5,927	—	—	—	—
Total operating expenses	268,312	251,456	223,526	189,001	142,366
Operating income (loss)	(46,112)	6,164	4,949	(4,319)	(9,695)
Other income (expense), net	936	586	556	928	601
Income (loss) from continuing operations before income taxes	(45,176)	6,750	5,505	(3,391)	(9,094)
Income tax provision (benefit)	484	3,699	1,340	735	(540)
Income (loss) from continuing operations	(45,660)	3,051	4,165	(4,126)	(8,554)
Income (loss) from discontinued operations, net of income taxes	650	(5,534)	(4,397)	(6,215)	(2,844)
Net loss	$(45,010)	$(2,483)	$(232)	$(10,341)	$(11,398)

Net income (loss) per share:

Basic:
Income (loss) from continuing operations	$(1.60)	$0.11	$0.15	$(0.14)	$(0.43)
Income (loss) from discontinued operations, net of income taxes	0.02	(0.20)	(0.16)	(0.22)	(0.14)
Net loss per share (2)	$(1.58)	$(0.09)	$(0.01)	$(0.36)	$(0.57)

Diluted:
Income (loss) from continuing operations	$(1.60)	$0.11	$0.14	$(0.14)	$(0.43)
Income (loss) from discontinued operations, net of income taxes	0.02	(0.20)	(0.15)	(0.22)	(0.14)
Net loss per share (2)	$(1.58)	$(0.09)	$(0.01)	$(0.36)	$(0.57)

Weighted average common shares used in the computation of income (loss) per share:
Basic	28,461	27,764	28,348	28,974	19,867
Diluted	28,461	29,051	28,896	28,974	19,867

 _____________

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in the above line items (in thousands):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Stock-based compensation:
Cost of revenue	$932	$697	$258	$200	$244
Selling and marketing	2,959	3,040	1,756	1,402	1,202
Product and technology	825	627	1,194	1,387	1,104
General and administrative	8,544	7,141	6,261	5,549	3,374
	$13,260	$11,505	$9,469	$8,538	$5,924

	Years Ended December 31,
	2014	2013	2012	2011	2010
Depreciation and amortization:
Cost of revenue	$674	$761	$706	$645	$364
Selling and marketing	3,041	2,925	2,418	1,443	1,038
Product and technology	11,730	10,214	8,924	6,764	3,822
General and administrative	1,949	1,196	1,554	1,422	1,078
	$17,394	$15,096	$13,602	$10,274	$6,302

	December 31,
	2014	2013	2012	2011	2010
(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$44,624	$77,774	$95,469	$85,169	$88,114
Working capital	$(44,760)	$(2,792)	$11,513	$17,524	$27,082
Total assets	$173,070	$186,009	$185,696	$166,437	$151,399
Total capital leases	$1,727	$—	$—	$—	$—
Total liabilities	$120,146	$107,641	$103,810	$84,150	$69,383
Total stockholders’ equity	$52,924	$78,368	$81,886	$82,287	$82,016

	Year Ended December 31,
	2014	2013	2012	2011	2010
(in thousands)
Other Financial Data:
Net cash provided by (used in) operating activities	$(2,318)	$26,686	$42,343	$18,522	$17,675
Capital expenditures (3)	$25,735	$19,748	$15,013	$11,974	$8,526
Non-GAAP Financial Measures:
Adjusted EBITDA (4)	$(9,410)	$32,801	$28,052	$15,915	$3,133

	December 31,
	2014	2013	2012	2011	2010
Other Operational Data:
Active Clients (5)	20,800	23,900	22,000	19,100	16,900
Active Product Units (6)	31,400	35,200	32,500	27,500	22,700

______________

(2)	See Note 2 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net income per share of common stock.
(3)

Represents purchases of property and equipment and the amount of software development costs capitalized, in aggregate, excluding capital expenditures related to the discontinued operations of Bizzy and ClubLocal.

(4)

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for our definition of Adjusted EBITDA, why we present it and for a reconciliation of our Adjusted EBITDA to loss from operations for the years ended December 31, 2014, 2013 and 2012.

(5)

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

(6)

Active Product Units is a number we calculate to approximate the number of individual products, licenses, or services we are providing under contract for Active Clients. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client who also licenses ReachEdge, we consider that three Active Product Units. Similarly, if a client purchases ReachSearch campaigns for two different products or purposes, we consider that two Active Product Units. Numbers are rounded to the nearest hundred.

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

Overview

ReachLocal’s mission is to provide more customers to businesses around the world. We began in 2004 with the goal of helping local businesses move their advertising spend from traditional media and yellow pages to online search. While we have sold to a variety of local businesses and will continue to do so, our present focus is on small to medium-sized businesses (SMBs) and in particular, what we refer to as Premium SMBs. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. Premium SMBs have become increasingly sophisticated in their understanding of online marketing. However, we believe that Premium SMBs have not changed their desire for a single, unified solution to their marketing needs. Our goal is to provide a total digital marketing solution that will address the bulk of Premium SMBs’ online marketing needs. Our total digital marketing solution consists of products and solutions in three categories: software (ReachEdge™ and Kickserv™), digital advertising (including ReachSearch™, ReachDisplay™ and ReachRetargeting™), and web presence (including ReachSite + ReachEdge™, ReachSEO™, ReachCast™ and TotalLiveChat™).

We began by offering online advertising solutions with the rollout of ReachSearch in 2005, when we pioneered the provisioning of search engine marketing services (SEM) on a mass scale for SMBs through the use of our technology platform. ReachSearch combines search engine marketing optimized across multiple publishers, call tracking and call recording services, and industry leading campaign performance transparency. ReachSearch remains a leading SEM offering for local businesses and has won numerous awards since its rollout. However, ReachSearch does not solve all of the online advertising challenges of our local business clients. We have therefore added additional elements to our platform including our display product, ReachDisplay, our behavioral targeting product, ReachRetargeting, and other products that are primarily focused on leveraging third-party media to drive leads to our clients.

To complement our online digital advertising solutions, we have also launched a number of presence solutions. These solutions include websites, social, search engine optimization (SEO), chat and other products and solutions, all focused on expanding and leveraging our clients’ web presence. Often these products are designed to work in concert with our digital advertising products with a goal of enhancing the return to our clients.

We also recognize that even successfully driving leads to our clients does not represent a complete solution to local businesses’ online marketing needs. To better respond to our clients’ online marketing needs, we expanded into lead conversion software with the introduction of ReachEdge. The launch of ReachEdge in 2013 was our first step to move beyond being a media-driven lead generation business to offer integrated solutions for our clients. ReachEdge is marketing automation and lead conversion software designed to enhance lead tracking and conversion, and includes tools for capturing web traffic information and converting leads into new customers for our clients. Initially, ReachEdge only came bundled with a responsive website. However, beginning in the first quarter of 2015, clients have been able to license ReachEdge’s lead conversion software without having to also purchase a website. ReachEdge now refers only to the lead conversion software and ReachSite + ReachEdge refers to the combination of ReachEdge with a responsive website. We believe that this disaggregation of the solution will enable us to expand the market opportunity by enabling us to sell ReachEdge to those who do not need a new website.

Over time, we plan to add additional dynamic optimization functionality to ReachEdge, as well as features that create a more seamless relationship between our clients and their customers. For instance, in the fourth quarter of 2014, we acquired Kickserv, a provider of cloud-based business management software for service businesses. With this addition, we now have the ability to provide an end-to-end solution to our clients that starts with lead generation (ReachSearch, ReachDisplay and ReachSEO), includes lead conversion software (ReachEdge), and then closes and manages the business relationship (Kickserv). Local businesses already spend marketing dollars in these categories with a significant number of providers in a highly fragmented and confusing marketplace. Our integrated total marketing solution seeks to address this broad array of business needs with a simple integrated solution.

While our strategy is to expand our solution offerings, ReachSearch will, for the foreseeable future, continue to represent the significant majority of our revenue. However, we believe that the expansion of our product suite moves us closer to our goal of becoming the one-stop shop for our clients and will provide our clients with significantly greater value as our products are used together.

From 2013 through the beginning of 2014, we commenced a significant realignment of our sales force in North America into a hunter/farmer sales approach. Certain sales personnel dedicated to bringing in new clients, and others focused on servicing the clients and upselling and cross selling. However, in mid-2014, we concluded that this structure did not work and, we believe that our revenue decline in 2014 was largely attributable to the failure of this new sales structure. Accordingly, commencing in 2015, we are further refining the structure of our North American sales force to combine what we have determined to be the best elements of both our original sales model and the hunter/farmer model. Under this new model, our sales personnel (now called Digital Marketing Consultants or DMCs) will both generate the sale and manage the relationship. However, each DMC will be pared with a Marketing Expert (or ME) that will provide day-to-day campaign management. This approach will enable clients to have an ongoing relationship with their DMC, but with the support of the ME, the DMC will be able to focus on selling and managing relationships.

We have also continued to modify and refine our approach to inside sales (our dedicated telemarketing sales force). Our inside sales force was designed to expand our geographic reach while reducing selling costs. However, the performance of this sales force has not met our expectations and, as a result, in 2014 and thus far in 2015, we have reduced its size. With the expansion of our product suite, including our software products, we are continuing to explore opportunities to leverage inside sales techniques to address the needs of our target clients.

We have also historically focused on international expansion. Our first expansion was in Australia in 2006. We have subsequently entered Europe (the United Kingdom, Germany, the Netherlands and Austria), Japan, Brazil, Mexico and New Zealand. However, we intend to focus in 2015 on growing our operations in our existing large market locations including Germany, Brazil and Japan, which we believe present substantially larger market opportunities than Australia, currently our largest international market.

We also employ a separate sales channel targeting national brands, franchises and strategic accounts with operations in multiple local markets and select third-party agencies and resellers. We refer to this as our NBAR channel. The sales process for the NBAR channel typically has substantially longer lead times than in our Direct Local channel. In addition, national brand clients often involve complexity due to operational and marketing requirements that are not normally required by our Direct Local clients. Our third-party agencies and reseller partners use our technology platform in customer segments where they have sales forces with established relationships with their client bases. We currently have over 700 agencies and resellers actively selling on our technology platform. We have a team that is responsible for identifying potential agencies and resellers, training their sales forces to sell our products and services and supporting the relationships on an ongoing basis.

Operating Metrics

We regularly review a number of financial and operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies.

The following table shows certain key operating metrics for the three years ended December 31, 2014, 2013 and 2012.

	December 31,
	2014	2013	2012
Active Clients (at period end) (1)	20,800	23,900	22,000
Active Product Units (at period end) (2)	31,400	35,200	32,500

(1)	See Part II, Item 6, “Selected Financial Data” for our definition of Active Clients.

(2)	See Part II, Item 6, “Selected Financial Data” for our definition of Active Product Units.

Active Clients and Active Product Units

We track the number of Active Clients and Active Product Units to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization and other personnel and resources. Active Clients and Active Product Units decreased in 2014 as a result of decreased new customer acquisitions due to lower sales productivity and lower customer retention, which we believe are primarily attributable to the realignment of our North American Local sales force in the fourth quarter of 2013.

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

Sources of Revenue

We derive our revenue principally from the provision and sale of online marketing products to our clients. Revenue includes (i) the sale of our ReachSearch, ReachDisplay, ReachRetargeting and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, optimization, reporting and tracking technologies of our technology platform, and the personnel dedicated to support and manage their campaigns; (ii) the license (or sale) of ReachEdge, ReachSEO, TotalLiveChat, ReachCast, TotalTrack, Kickserv and other products and solutions; and (iii) set-up, management and service fees associated with these products and other solutions. We distribute our products and solutions directly through our outside and inside sales force that is focused on serving local businesses in their local markets through a consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to our clients ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges, with payment generally due in 30 days. Revenue from the licensing of our products is recognized on a straight line basis over the applicable license or service period. There were $3.2 million and $4.2 million of accounts receivable related to our Direct Local channel at December 31, 2014 and 2013, respectively.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $5.0 million and $4.6 million of accounts receivables related to our National Brands, Agencies and Resellers at December 31, 2014 and 2013, respectively.

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

In addition, cost of revenue includes costs to manage and operate our various solutions and technology infrastructure, other than costs associated with our sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for the related staff, and allocated overhead such as depreciation expense, rent and utilities. Cost of revenue also includes the amortization and impairment charges on acquired technology, customer relationships and trade names.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of personnel and related expenses for our selling and marketing staff, including salaries and wages, commissions and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for employees in the sales organization is based on commissions. In addition, the cost of agency commissions is included in selling and marketing expenses. Generally, commissions are expensed as earned. However, commencing in 2014, we began paying commissions to certain sales people for the acquisition of new clients. Client contracts are generally not cancelable without a penalty, and we defer those commissions and amortize them over the initial contract term.

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

Product and technology expenses also include the amortization of the technology obtained in acquisitions and expenses of the deferred payment obligations related to acquisitions attributable to product and technology personnel. Product and technology costs do not include the costs to deliver our solutions to clients, which are included in cost of revenue.

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for board, executive, legal, finance, human resources and corporate communications, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, business taxes and other expenses, including occupancy, technology and other direct overhead, public company costs and other corporate expenses.

Restructuring Charges. Restructuring charges consist of costs associated with the realignment and reorganization of our operations. Restructuring charges include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period or longer. We record liabilities related to restructuring charges in accrued restructuring in the consolidated balance sheet. See further discussion in Note 11 of the Notes to the Consolidated Financial Statements.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Accounts receivable

•	Software development costs

•	Loan receivables

•	Investments in third parties

•	Variable interest entities

•	Finite-lived intangible assets and other long-lived assets

•	Goodwill

•	Common stock repurchase and retirement

•	Revenue recognition

•	Restructuring charges

•	Stock-based compensation

•	Income taxes

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

Software Development Costs

Costs to develop software for internal use are capitalized when we have determined that the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and included in product and technology expenses, in addition to amortization of capitalized software development costs, in the accompanying consolidated statements of operations. We monitor our existing capitalized software costs and reduce its carrying value as the result of releases that render previous features or functions obsolete or otherwise reduce the value of previously capitalized costs. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of three years.

Loan Receivables

We record loan receivables at carrying value, net of potential allowance for losses. Losses on receivables are recorded when probable and estimable. Interest income on loan receivables is accrued on a monthly basis over the life of the loan, and interest recognition is suspended upon impairment of loan principal.

Investments in Third Parties

We account for investments in third parties under the cost method, which are periodically assessed for other-than-temporary impairment. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if a significant adverse event were identified, we would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. If we determine that an other-than-temporary impairment has occurred, the investment is written-down to its fair value.

Variable Interest Entities

In accordance with Accounting Standards Codification (“ASC”) 810, Consolidations, the applicable accounting guidance for the consolidation of variable interest entities (“VIE”), we analyze our interests, including agreements, loans, guarantees, and equity investments, on a periodic basis to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a VIE. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on the design of the entity, its organizational structure including its decision-making authority, and relevant agreements. If we determine that the entity is a VIE, we then assesses if we must consolidate the VIE as our primary beneficiary. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess the purpose and design of the VIE, the nature of the VIE’s risks and the risks that we absorb, the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

Finite-Lived Intangible Assets and Other Long-Lived Assets

Finite-lived intangible assets are attributable to the various developed technologies, trade names, and customer relationships of the businesses we have acquired. We report finite-lived, acquisition-related intangible assets at acquisition date fair value, net of accumulated amortization. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to ten years. Straight-line amortization is used as another pattern over which the economic benefits will be consumed cannot be reliably determined. We review the carrying values of long-lived assets, including intangible assets, for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In our analysis of other finite-lived amortizable intangible assets, we apply the guidance of ASC 350-20, Intangibles – Goodwill and Other, in determining whether any impairment conditions exist. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of an intangible asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate, if it is determined that an asset is not recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

At December 31, 2014 and 2013, there were no indications of impairment of our finite-lived intangible assets or other long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price of our acquired businesses over the fair value of the net tangible and intangible assets acquired. We account for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which addresses financial accounting and reporting requirements for acquired goodwill. ASC 350 prohibits the amortization of goodwill and requires us to test goodwill at the reporting unit level for impairment at least annually.

We test the goodwill of our reporting units for impairment annually on the first day of the fourth quarter, and whenever events occur or circumstances change that would more likely than not indicate that the goodwill might be impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in the legal or business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of our use of the acquired assets or the strategy for the acquired business or our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, we have the option to first assess qualitative factors to determine whether or not it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. If we choose the qualitative option, we are not required to perform the two-step quantitative goodwill impairment test unless we have determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The first step of the impairment test involves comparing the estimated fair values of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value, which is determined by deducting the aggregate fair value of the reporting unit's identifiable assets and liabilities from the fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The process of estimating the fair value of goodwill is subjective and requires us to make estimates that may significantly impact the outcome of the analyses. The estimated fair value for each reporting unit is determined using both an income-based valuation approach, as well as a market-based valuation approach. Under the income approach, each reporting unit’s fair value is estimated using the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates determined to be commensurate with the risks inherent in its business model, and other assumptions. Under the market-based valuation approach, each reporting unit’s fair value is estimated based on industry multiples of revenues and operating earnings. The income-based approach is weighted between 50.0% and 66.7% depending on the amount and timing of projected operating earnings attributable to each reporting unit.

We operate in one reportable segment, in accordance with ASC 280, Segment Reporting, which is the basis that financial results are regularly reviewed by our chief operating decision maker in deciding how to allocate resources and assess performance. We have identified our reporting units as North America, Asia Pacific, Latin America, and Europe. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by each reporting unit’s management. Our goodwill is comprised of balances in both the North America and Asia Pacific reporting units.

Annual Goodwill Impairment Assessment

For the year-ended December 31, 2013, we performed a qualitative assessment and determined that it was more likely than not that there was no impairment of goodwill. For the year-ended December 31, 2014, as a result of the decline in operating results, the Company did not perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired, and performed the quantitative assessment. The first step of the quantitative goodwill impairment test resulted in the determination that the estimated fair values of the Company’s North America reporting unit substantially exceeded its carrying amount, including goodwill. Accordingly, the second step was not required.

The first step of the goodwill impairment test for the Asia Pacific reporting unit reflected that the fair value of the Asia Pacific reporting unit exceeded its carrying amount by approximately 18%. The amount of goodwill assigned to the Asia Pacific reporting unit at December 31, 2014 was $34.5 million. The inputs for the fair value calculations of the reporting unit included a conservative 3% growth rate to calculate the terminal value and a discount rate of 17%. In addition, we assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends. Factors that have the potential to create variances in the estimated fair value of the Asia Pacific reporting unit include, but are not limited to, fluctuations in (i) number of clients and active campaigns, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to generate new campaigns; and (iii) equity valuations of peer companies. An increase of 100 basis points in the discount rate for the Asia Pacific reporting unit would have resulted in a decrease in the income approach valuation of the Asia Pacific reporting unit of $2.1 million. A decrease of 100 basis points in the terminal growth rate would have resulted in a decrease in the income approach valuation of the Asia Pacific reporting unit of $3.1 million. Neither a 100 basis point increase in the discount rate nor a 100 basis point decrease in the terminal growth rate would have caused the Asia Pacific reporting unit to fail the first step of the goodwill impairment test.

Common Stock Repurchase and Retirement

Common stock repurchased is retired, and the excess of the cost over the par value of the common shares repurchased is recorded as a reduction to additional paid-in capital.

Revenue Recognition

We apply the provisions of ASC 605, Revenue Recognition, and recognize revenue for our products and solutions when persuasive evidence of an arrangement exists, services have been performed, the selling price is fixed or determinable, and collectability is reasonably assured. We recognize revenue for search engine marketing as clicks are recorded on sponsored links on the various search engines and for our display advertising and retargeting when the display advertisements record impressions or as otherwise provided in our agreement with the applicable publisher. We recognize revenue for lead conversion software, web presence and other products with a defined license or service period on a straight line basis over the applicable license or service period. We recognize revenue when we charge set-up, management service or other fees on a straight line basis over the term of the related contract or the completion of any obligation for services, if shorter. We account for sales and similar taxes imposed on our services on a net basis in the consolidated statements of operations.

When we receive advance payments from clients, we record these amounts as deferred revenue until the revenue is recognized. From time to time, we offer incentives to clients in exchange for minimum commitments. In these circumstances, we estimate the amount of the incentives that will be earned by clients and adjust the recognition of revenue to reflect such incentives. Estimates are either based upon a statistical analysis of previous campaigns for which such incentives were offered, or calculated on a straight-line basis over the life of the campaign.

When we sell through agencies, we either receive payment in advance of the delivery of our products or solutions or in some cases extend credit. We pay each agency an agreed-upon commission based on the revenue we earn or cash we receive. Some agency clients that have been extended credit may offset the amount otherwise due to us by any commissions they have earned. We evaluate whether it is appropriate to record the gross amount of campaign revenue or the net amount earned after commissions. As we are generally the primary party obligated in the arrangement, subject to the credit risk, with discretion over both price and media, we typically recognize the gross amount of such sales as revenue and any commissions are recognized as a selling and marketing expense.

We also have a small number of resellers. Resellers integrate our products and solutions, including branded search engine marketing, display advertising and online marketing analytics, into their product offerings. In most cases, the resellers integrate with our technology platform through a custom Application Programming Interface (API). Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay us in arrears, net of commissions and other adjustments. We recognize revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as we believe that the reseller has retained sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

Restructuring Charges

We record costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, Exit or Disposal Obligations. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. Restructuring charges consist of costs associated with the realignment and reorganization of our operations. Restructuring charges include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. We record restructuring charge liabilities in accrued restructuring in the consolidated balance sheet.

Stock-Based Compensation

We account for stock-based compensation based on the fair market value of the equity award on the date of grant. We follow the attribution method, which reduces current stock-based compensation expenses recorded by the effect of anticipated forfeitures. We estimate forfeitures based upon our historical experience.

The fair value of each award is estimated on the date of the grant and amortized over the requisite service period, which is the vesting period. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards on the date of grant. Determining the fair value of stock option awards at the grant date under this model requires judgment, including estimating volatility, expected term and the risk-free interest rate. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of our common stock on the date of grant. In addition, we use a Monte Carlo simulation model to estimate the fair value of market-based performance-vesting restricted stock and restricted stock units. Determining the fair value of these awards at the grant date under this model requires judgment, including estimating volatility, risk-free rate and expected future stock price. We determine the probability of achievement of performance milestones for non-market based performance vesting restricted stock and restricted stock units, and recognize expense based on the fair value of the award if it is probable that the performance milestone will be achieved. The assumptions described above rely on management estimates based on judgment and subjective future expectations, which may result in stock-based compensation for future awards that differs significantly from the awards granted previously.

The fair value of modifications to stock-based awards is generally estimated using the Black-Scholes option pricing model. If a stock-based compensation award is modified after the grant date, incremental compensation expense is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Incremental compensation expense for fully vested awards is recognized immediately. For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period.

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

For the periods presented, income tax expense represents income taxes imposed by federal, state, foreign and local tax jurisdictions applicable to our activities. We are also generating net operating losses in certain tax jurisdictions in which we operate. We believe that it is likely that taxes imposed by state, local and foreign jurisdictions will increase in magnitude, particularly to the extent we become profitable in certain foreign jurisdictions before the time we obtain profitability on a consolidated basis.

During the quarter ended December 31, 2014, we evaluated the need for a valuation allowance against our domestic net deferred tax assets, excluding indefinite lived assets. In evaluating both positive and negative evidence, we have determined that the negative evidence was more persuasive, which lead us to record a full valuation allowance against our domestic net deferred tax assets, excluding indefinite lived assets, in the amount of $4.3 million. We continue to monitor the valuation allowance at each reporting period, and at this time, it is uncertain when a release will occur.

The value of our investments in foreign subsidiaries exceeds our tax basis in those subsidiaries by $0.8 million. However, we have not recognized deferred income taxes on the associated gain because the gain only becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary and these amounts are expected to be reinvested indefinitely outside of the U.S.

We are required to file income tax returns in the United States and various foreign jurisdictions, which requires us to interpret the applicable tax laws and regulations in effect in such jurisdictions. Such returns are, and from time to time have been, subject to audit by the various federal, state and foreign taxing authorities, which may disagree with our tax positions. We believe that our accruals for tax liabilities are adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a material change in estimate. To the extent that the final tax outcome of these matters differs from our expectations, such differences will impact income tax expense in the period in which such determination is made.

Results of Operations

Comparison of the Years Ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
(in thousands, except per share data)
Revenue	$474,921	$514,070	$454,957
Cost of revenue (1)	252,721	256,450	226,482
Operating expenses:
Selling and marketing (1)	182,720	182,854	164,168
Product and technology (1)	27,510	22,240	18,980
General and administrative (1)	52,155	46,362	40,378
Restructuring charges	5,927	—	—
Total operating expenses	268,312	251,456	223,526
Operating income (loss)	(46,112)	6,164	4,949
Other income, net	936	586	556
Income (loss) from continuing operations before income taxes	(45,176)	6,750	5,505
Income tax provision	484	3,699	1,340
Income (loss) from continuing operations	(45,660)	3,051	4,165
Income (loss) from discontinued operations, net of income tax of $11, $3,036, and $186 for the years ended December 31, 2014, 2013, and 2012	650	(5,534)	(4,397)
Net loss	$(45,010)	$(2,483)	$(232)

Net income (loss) per share:

Basic:
Income (loss) from continuing operations	$(1.60)	$0.11	$0.15
Income (loss) from discontinued operations, net of income taxes	0.02	(0.20)	(0.16)
Net loss per share	$(1.58)	$(0.09)	$(0.01)

Diluted:
Income (loss) from continuing operations	$(1.60)	$0.11	$0.14
Income (loss) from discontinued operations, net of income taxes	0.02	(0.20)	(0.15)
Net loss per share	$(1.58)	$(0.09)	$(0.01)

Weighted average common shares used in the computation of income (loss) per share:
Basic	28,461	27,764	28,348
Diluted	28,461	29,051	28,896

______________

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in the above line-items (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation:
Cost of revenue	$932	$697	$258
Selling and marketing	2,959	3,040	1,756
Product and technology	825	627	1,194
General and administrative	8,544	7,141	6,261
	$13,260	$11,505	$9,469

Depreciation and amortization:
Cost of revenue	$674	$761	$706
Selling and marketing	3,041	2,925	2,418
Product and technology	11,730	10,214	8,924
General and administrative	1,949	1,196	1,554
	$17,394	$15,096	$13,602

Revenue

	Years Ended December 31,
	2014	2013	2012	2014-2013 % Change	2013-2012 % Change
(in thousands)
Direct Local	$372,822	$410,278	$359,119	(9.1)%	14.2%
National Brands, Agencies and Resellers	102,099	103,792	95,838	(1.6)%	8.3%
Total revenue	$474,921	$514,070	$454,957	(7.6)%	13.0%

	Years Ended December 31,
	2014	2013	2012	2014-2013 % Change	2013-2012 % Change
(in thousands)
North America (1)	$293,096	$341,737	$327,124	(14.2)%	4.5%
International (1)	181,825	172,333	127,833	5.5%	34.8%
Total revenue	$474,921	$514,070	$454,957	(7.6)%	13.0%

	December 31,			2014-2013	2013-2012
	2014	2013	2012	% Change	% Change
Active Clients	20,800	23,900	22,000	(13.0)%	8.6%
Active Product Units	31,400	35,200	32,500	(10.8)%	8.3%

Direct Local revenue decreased by $37.5 million in 2014 compared to 2013. The decrease was primarily due to a 19.3% decline of North American Direct Local revenue compared to the prior year period as a result of decreased new customer acquisitions due to lower sales productivity, lower customer retention and fewer salespeople selling our products during 2014, each of which we believe are primarily attributable to the realignment of our North American Direct Local sales force. Since the realignment of our North American sales force in late 2013, we experienced high attrition in our North American sales force, which negatively impacted client acquisition and retention. The decline in our North American Direct Local revenue was partially offset by growth in our international markets. We experienced this growth notwithstanding negative impact from the substantial strengthening of the U.S. dollar compared to certain foreign currencies, particularly the Australian dollar.

Direct Local and National Brands, Agencies and Resellers revenue were both impacted as SureFire-related revenue that was reported as part of our National Brands, Agencies and Resellers channel prior to our acquisition of SureFire is now reported as part of our Direct Local channel. As a result, $6.4 million of SureFire revenue is included in Direct Local for 2014 instead of National Brands, Agencies and Resellers.

Growth in our Direct Local channel in North America will depend on the success of our 2015 initiatives to improve our go-to-market approach and the introduction of new products. Growth in our Direct Local channel generally will also depend on our success in our international markets and our ability to successfully launch new products internationally.

The decrease in National Brands, Agencies and Resellers revenue of $1.7 million in 2014 compared to 2013 was primarily due to reporting revenue from Surefire clients in the Direct Local channel rather than in National Brands, Agencies and Resellers. Revenue from SureFire included in National Brands, Agencies and Resellers for 2014 was $1.3 million as compared to $5.0 million in the prior-year period.

Direct Local revenue increased by $51.2 million in 2013 compared to 2012. The increase was largely driven by an increase in the number of salespeople in our international markets, and the productivity of our expanded North American inside sales force. Our revenue growth in international markets was partially offset by the substantial strengthening of the U.S. dollar compared to certain foreign currencies, particularly the Australian Dollar, and the loss of a large advertiser in the UK during the second quarter of 2013. Total salespeople increased in 2013 as compared to the preceding year due to an increase in the number of international salespeople as we continued to grow internationally.

The increases in National Brands, Agencies and Resellers revenue of $8.0 million in 2013 compared to 2012 was due to growth in the number of international Agencies and Resellers clients and domestic National Brands clients, partially offset by a decrease in the number of domestic Agencies and Resellers clients.

Cost of Revenue

	Years Ended December 31,					Years Ended December 31,
	2014	2013	2012	2014-2013 % Change	2013-2012 % Change	2014	2013	2012
(in thousands)						(as a percentage of revenue)
Cost of revenue	$252,721	$256,450	$226,482	(1.5)%	13.2%	53.2%	49.9%	49.8%

The increase in our cost of revenue as a percentage of revenue in 2014 compared to 2013 was primarily due to a decrease in publisher rebates as a result of our new agreement with Google that changed our rebate terms, an increase in service, support, and third party costs primarily related to the launch of our ReachEdge and ReachSEO products, and increased costs to improve the performance of certain of our products.

Publisher rebates as a percentage of revenue decreased to 2.5% of revenue in 2014, from 4.2% in 2013. On June 27, 2014, we entered into a new global agreement with Google Inc. and certain of its affiliates that replaced our expiring Google agreement. The new Google agreement provides rebates based on overall global growth of our spending with Google, as opposed to commitments to enter new markets and market-specific growth targets. We have not received rebates from Google under the new agreement.

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

Operating Expenses

Selling and Marketing

	Years Ended December 31,					Years Ended December 31,
	2014	2013	2012	2014-2013 % Change	2013-2012 % Change	2014	2013	2012
(in thousands)						(as a percentage of revenue)
Salaries, benefits and other costs	$142,381	$130,653	$115,307	9.0%	13.3%	30.0%	25.4%	25.3%
Commission expense	40,339	52,201	48,861	(22.7)%	6.8%	8.5	10.2	10.7
Total selling and marketing	$182,720	$182,854	$164,168	(0.1)%	11.4%	38.5%	35.6%	36.1%

The increase in selling and marketing salaries, benefits and other costs as a percentage of revenue in 2014 compared to 2013 was primarily due to the decrease in revenue and increases in salaries and fixed costs as a result of partially replacing residual commissions with base compensation for most of our North American sales personnel under the 2013 realignment of that sales force. The increase in selling and marketing salaries, benefits and other costs in absolute dollars was primarily a result of the shift to base compensation from residual commissions.

The decrease in commission expense in absolute dollars and as a percentage of revenue in 2014 compared to 2013 was due to a decrease in sales activity and a change in compensation structure in North America in connection with the North American sales force realignment. Commission expense also decreased due to a higher percentage of revenue from our international Direct Local channel, for which we have historically paid lower commission rates.

The increase in selling and marketing salaries, benefits and other costs in absolute dollars in 2013 compared to 2012 was primarily due to an increase in the number of salespeople and the proportion of international salespeople (who have historically been paid higher base salaries than North American salespeople) as a result of our international expansion.

The increase in commission expense in absolute dollars in 2013 compared to 2012 was due to increased sales. Commission expense as a percentage of revenue decreased compared to 2012 due to a decrease in commission rates as a percentage of revenue in North America driven by the shift in our compensation structure in North America, and a higher percentage of revenue from our international Direct Local channel, for which we have historically paid lower commission rates.

Product and Technology

	Years Ended December 31,					Years Ended December 31,
	2014	2013	2012	2014-2013 % Change	2013-2012 % Change	2014	2013	2012
(in thousands)						(as a percentage of revenue)
Product and technology expenses	$27,510	$22,240	$18,980	23.7%	17.2%	5.8%	4.3%	4.2%
Capitalized software development costs from product and technology resources	13,538	11,510	7,636	17.6%	50.7%	2.8	2.3	1.7
Total product and technology costs expensed and capitalized	$41,048	$33,750	$26,616	21.6%	26.8%	8.6%	6.6%	5.9%

The increases in product and technology expenses in absolute dollars and as a percentage of revenue in 2014 compared to 2013 were primarily attributable to increased third-party development costs of $4.0 million and increased salaries and compensation expense of $2.2 million, each as part of the ongoing development of our technology platform and new product initiatives, and increased expense related to the commencement of amortization of previously capitalized software development costs and acquired intangibles of $0.9 million. The increases were partially offset by $2.0 million of increased capitalization due to an increase in capitalizable projects, including those relating to our new product initiatives. The increases in product and technology expenses as a percentage of revenue were also a result of decreased revenue.

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

General and Administrative

	Years Ended December 31,					Years Ended December 31,
	2014	2013	2012	2014-2013 % Change	2013-2012 % Change	2014	2013	2012
(in thousands)						(as a percentage of revenue)
General and administrative	$52,155	$46,362	$40,378	12.5%	15.2%	11.0%	9.0%	8.9%

The increases in general and administrative expenses in absolute dollars and as a percentage of revenue in 2014 compared to 2013 were primarily due to a $3.5 million increase in employee-related costs largely as a result of increased salaries and payroll costs, $3.6 million of professional fees, which consist of tax, consulting, audit and legal fees, primarily as a result of increased legal fees and contingencies in the U.K., and a $1.9 million increase in stock-based compensation expense as a result of extending, on March 27, 2014, the time to exercise from seven to ten years for certain options granted during 2008 and 2009 with a strike price of $10.91. The increases were partially offset by a decrease in bad debt expense as compared to 2013 when we impaired $3.9 million due from OxataSMB. The increase in general and administrative expenses as a percentage of revenue was also a result of decreased revenue.

The increase in general and administrative expenses in absolute dollars in 2013 compared to 2012 was primarily due to impairment charges of $4.9 million related to amounts due from OxataSMB, our former Eastern European franchisee, $3.0 million of expenses related to the transition out of the Company of several members of our founding management, including $1.4 million of incremental stock-based compensation expense, and a $0.7 million increase in our provision for bad debt associated with a higher level of sales on credit terms. These increases were partially offset by a decrease of $1.8 million in facilities and other employee-related costs, and a $0.7 million decrease in professional fees, which consist of tax, consulting, audit and legal fees.

We are taking steps to stop the growth of and/or reduce general and administrative expenses, but we cannot predict if we will be successful.

Restructuring Charges

During the first quarter of 2014, we began implementing a restructuring plan to streamline operations and increase profitability. Restructuring charges for the year ended December 31, 2014 totaled $4.0 million, consisting of $0.6 million of employee termination costs as a result of a reduction of our North American and international workforce, and $3.4 million of lease termination costs as a result of closing facilities in North America and certain international markets. We expect the restructuring to result in operational savings, primarily in operating expenses, of approximately $9.7 million in 2015.

During the second quarter of 2014, we began implementing another business restructuring plan to further streamline operations and increase profitability. We recorded restructuring charges totaling $1.9 million, consisting of $1.2 million of employee termination costs as a result of a reduction in our international workforce and certain senior management positions, and $0.7 million of lease termination costs as a result of closing facilities in certain international markets. We expect the plan to result in operational savings, primarily in operating expenses, of approximately $2.4 million in 2015.

We are continuing to take steps to reduce expenses and improve our business, and therefore we may adopt an additional restructuring plan during 2015.

Other Income (Expense), Net

Other income, net increased by $0.4 million in 2014 compared to 2013. The increase was primarily due to foreign currency fluctuations and the revaluation of the contingent consideration for SureFire. Other income, net also consists of interest income resulting from invested balances.

Other income, net increased in 2013 compared to 2012 due to foreign exchange rate fluctuations on invested balances.

Provision for Income Taxes

Our effective tax rates for 2014 and 2013 were (1.0)% and 54.8%, respectively. For the year ended December 31, 2014, we recorded a provision for income taxes totaling $0.5 million, compared to a provision for income taxes totaling $3.7 million for the year ended December 31, 2013. Each provision relates primarily to U.S. Federal and State taxes as well as certain foreign income taxes. The overall decrease in tax expense in 2014 compared to the same period in 2013 was primarily due to the tax benefits associated with current period losses in U.S. jurisdictions, offset by the recording of a full valuation allowance against our domestic net deferred tax assets, excluding indefinite lived assets.

The income tax provision was $1.3 million for the year ended December 31, 2012, which also relates primarily to U.S. Federal and State taxes as well as certain foreign income taxes. The overall increase in tax expense in 2013 compared to the same period in 2012 was primarily due to higher income tax expense in the United States as 2012 tax expense in the United States was offset by a change in the valuation allowance, and due to higher profitability in the United States. The increased expense in the US was partially offset by the release of the valuation allowance in 2013, which reduced income tax expense by approximately $4.0 million.

Due to the uncertainty of the timing and ultimate realization of our deferred tax assets, we have recorded a valuation allowance against most of our foreign deferred tax assets. As such, future tax expense will consist primarily of Federal and State income taxes and our future tax rate will fluctuate based upon the percentage of domestic and foreign income or loss.

Gain (Loss) from Discontinued Operations

In the fourth quarter of 2013, our Board of Directors approved a plan to dispose of our ClubLocal business, and on February 18, 2014, we completed the contribution of our ClubLocal business to a new entity in exchange for a minority interest in the entity. This business has been accounted for as discontinued operations for all periods presented.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA is useful to investors in evaluating our operating performance. For the years ended December 31, 2014, 2013 and 2012, our Adjusted EBITDA was as follows:

	Years Ended December 31,
	2014	2013	2012
(in thousands)
Operating income (loss)	$(46,112)	$6,164	$4,949
Add:
Depreciation and amortization	17,394	15,096	13,602
Stock-based compensation, net	13,260	11,505	9,469
Acquisition and integration costs	121	36	32
Restructuring charges	5,927	—	—
Adjusted EBITDA (1)	$(9,410)	$32,801	$28,052

(1)

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, stock-based compensation, the effects of accounting for business combinations (including any impairment of acquired intangibles and, in the case of the acquisition of SMB:LIVE, the deferred cash consideration), restructuring charges, and other non-operating income or expense. Adjusted EBITDA reflects the reclassification of discontinued operations.

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

We believe that Adjusted EBITDA permits an assessment of our operating performance, in addition to our performance based on our GAAP results that is useful in assessing the progress of the business. By excluding (i) the effects of accounting for business combinations and associated acquisition and integration costs, which obscure the measurable performance of the business operations; (ii) restructuring charges, which we do not consider reflective of our ongoing operating performance; (iii) depreciation and amortization and other non-operating income and expense, each of which may vary from period to period without any correlation to underlying operating performance; and (iv) stock-based compensation, which is a non-cash expense, we believe that we are able to gain a fuller view of the operating performance of the business. We provide information relating to our Adjusted EBITDA so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of operating performance on a consolidated basis and of our ability to produce operating cash flow to fund working capital needs, capital expenditures and investments in our sales force.

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

Liquidity and Capital Resources

	Years Ended December 31,
Consolidated Statements of Cash Flow Data:	2014	2013	2012
(in thousands)
Net cash provided by (used in) operating activities, continuing operations	$(1,403)	$30,687	$46,604
Net cash used in investing activities, continuing operations	$(35,298)	$(23,849)	$(23,275)
Net cash provided by (used in) financing activities, continuing operations	$6,110	$(11,097)	$(9,180)
Net cash used by discontinued operations	$(915)	$(7,181)	$(5,584)

Operating Activities

During 2014, we used $1.4 million of net cash in operating activities related to continuing operations, primarily due to a loss of $45.7 million from continuing operations, offset by non-cash expenses of $38.7 million and changes in operating assets and liabilities of $5.6 million. Non-cash expenses included $17.4 million of depreciation and amortization, $13.3 million of stock-based compensation and $5.9 million of restructuring charges. Accounts payable increased by $9.1 million due to a change in timing of payment to vendors, and deferred rent and other liabilities increased by $3.4 million primarily due to increased sales tax payables related to our international markets. These favorable impacts to cash flow were partially offset by a decrease in deferred revenue of $3.4 million, and a decrease in accrued restructuring of $2.6 million.

Net cash used in operating activities related to continuing operations increased by $32.1 million in 2014 compared to 2013, primarily as a result of lower operating performance. Income from continuing operations adjusted for non-cash items decreased by $37.5 million. In addition, cash flow from operating activities was unfavorably impacted by a decrease in accrued compensation and benefits of $3.8 million compared to 2013 due to lower accruals for commissions and severance, a decrease in deferred revenue of $3.1 million compared to 2013 due to decreased sales, and restructuring payments of $2.6 million that did not occur in 2013. These unfavorable impacts to cash flow were partially offset by an increase in accounts payable of $6.2 million due to a change in timing of payment to vendors, a decrease in accounts receivable of $5.9 million compared to 2013 due to decreased sales, and an increase in deferred rent and other liabilities of $1.9 million compared to 2013 due to increased rent on operating leases and increased sales tax payables related to our international markets.

Net cash provided by operating activities decreased by $15.9 million in 2013 compared to 2012. The decrease in cash flow from operating activities in 2013 was due to changes in working capital, primarily due to lower growth in deferred revenue relative to 2012 as revenue growth slowed in 2013, higher accounts receivable due to an increase in the number of advertisers on credit terms and fewer customers paying in advance, lower growth in deferred rent and other liabilities, and lower growth in accounts payable relative to 2012 due to timing. These declines were partially offset by higher income from continuing operations adjusted for non-cash items.

Investing Activities

Our primary investing activities have consisted of capitalized software development costs, purchases of property and equipment, business acquisitions, investments in a partnership, and short-term investments. Each of these activities varies from period to period due to the timing of the expansion of our operations and our software development efforts.

We invested $35.3 million in 2014, which was an increase of $11.4 million compared to 2013. Our purchases of property and equipment increased by $3.8 million and cash outflow from capitalization of software increased by $2.1 million in 2014 compared to 2013, reflecting our increased investment in our products, technology, and facilities. We made a number of strategic investments totaling $9.1 million, including investing an additional $2.0 million in a privately held partnership, using $1.5 million as part of the SureFire acquisition, and using $5.3 million as part of the Kickserv acquisition.

We expect to use capital for acquisitions, purchases of property and equipment, and development of software in an amount similar to or less than 2014.

Cash outflow from capitalization of software costs increased by $2.8 million in 2013 compared to 2012, reflecting our increased investment in our products, technology, facilities, and newer markets, and our purchases of property and equipment increased by $1.9 million in 2013 compared to 2012. Purchases of property and equipment and capitalization of software costs will vary from period to period due to the timing of the expansion of our operations and our software development efforts.

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

  Financing Activities

Our financing activities have consisted primarily of net proceeds from the exercise of stock options. During 2014, employees exercised stock options covering 718,000 shares and we received $6.4 million in proceeds.

Net cash provided by financing activities increased by $17.2 million in 2014 compared to 2013, primarily due to the absence of share repurchases in 2014.

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

Future cash flows from financing activities may be affected by our repurchases of our common stock. On November 4, 2011, we announced that our Board of Directors authorized the repurchase of up to $20.0 million of our outstanding common stock. On December 13, 2012, we announced that our Board of Directors increased the total authorized repurchase amount to $26.0 million, and on March 4, 2013, we announced that our Board of Directors increased the total authorized repurchase amount by an additional $21.0 million, to a total authorization of $47.0 million. At December 31, 2014, we had executed repurchases of $36.3 million of our common stock under the program. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by our management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate us to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at our discretion.

Liquidity

At December 31, 2014, we had cash and cash equivalents of $43.7 million and short-term investments of $0.9 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 7A, “Foreign Currency Exchange Risk,” for more information). We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At December 31, 2014, we are not subject to any restrictive bank covenants. At December 31, 2014, we had $3.4 million in restricted deposits to secure letters of credit related to lease commitments or as collateral for customer accounts. As of December 31, 2014, restricted cash also included $0.2 million of cash reserved to provide for potential liabilities for employee health care claims.

At December 31, 2014, we had significant internal product and technology resources working on projects that met the criteria for capitalization as software development costs and others that did not, although none of the projects in process were long-term projects (greater than one year). The amount capitalized for such projects in future periods will be evaluated by management and will impact the portion of costs for those internal resources that reduces net cash provided by operating activities and the portion of such costs used in investing activities. Funding for the committed capital expenditures, including software development costs, is expected to be provided by operating cash flows.

We have financed our operations, our expansion of our sales force, the extension of our Direct Local channel into new territories, and product expansion, primarily through cash provided by operations and existing cash. Deferred revenue arising from prepayment by the great majority of our clients and vendor trade financing, principally for the purchase of media, have historically been major components of our cash flow from operations. In general, to the extent our revenue from our Direct Local channel continues to grow, we would expect both the amount of deferred revenue from customer prepayments and the amount of vendor financing for purchased media to increase. Should revenue from the Direct Local channel decrease, the amount of deferred revenue and vendor financing would likely decrease, which, subject to changes in other accounts, would cause net cash provided by operations to be reduced.

Due to our overall operating performance and capital expenditures, our cash balances at December 31, 2014, decreased approximately $33.8 million from December 31, 2013. At December 31, 2014, our current liabilities exceeded our current assets by approximately $44.8 million. We have taken and will continue to take steps to reduce expenses and improve our business. We believe that our available cash and anticipated cost reductions will together be sufficient to satisfy our operating activities, working capital and planned investing and financing activities for at least the next 12 months. However, we are also reviewing the possibility of various forms of financing. Such financing may not be available on terms favorable to us or at all, or could require us to alter our plans or operating activities based on available resources.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2014:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$55,719	$12,219	$17,231	$11,521	$14,748
Capital lease obligations	1,843	693	1,150	—	—
Purchase obligations	20,425	5,346	11,252	3,827	—
Other liabilities	6,051	3,251	2,800	—	—
Total contractual obligations	$84,038	$21,509	$32,433	$15,348	$14,748

On January 6, 2014, we made the final deferred payment in connection with our 2012 RealPractice acquisition in the amount of $0.3 million.

Operating Leases

We lease our primary office space in Woodland Hills, California; Plano, Texas; and other locations under various cancelable and non-cancelable operating leases that will expire between 2015 and 2024. We have no debt obligations and all property and equipment have been purchased for cash or leased pursuant to capital leases.

During 2014, we recorded facilities restructuring charges related to lease termination costs as a result of closing facilities as part of our restructuring plan. Operating lease payments in the table above include approximately $2.4 million of lease payments related to terminated or restructured leases, net of actual sublease income, for operating lease commitments for those facilities. Amounts related to the lease terminations will be paid over the respective lease terms, the longest of which extends through 2024.

Capital Leases

We have entered into non-cancelable capital leases for computer equipment. We recorded $1.7 million of capital leases, net of accumulated amortization of $0.2 million. The interest rates on these leases range from 4.8% to 5.2%. Interest payable on the lease obligations was $0.1 million as of December 31, 2014.

Purchase Obligations

We have long-term purchase obligations outstanding with partners and third-party service providers for enhanced marketing functionality for our clients and for internal business software.

Other Liabilities

Other liabilities represent cash obligations recorded on our consolidated balance sheets, related to payments owed in connection with certain acquisitions.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for us as of January 1, 2016. Early adoption is permitted. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. The amendments in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for us as of January 1, 2017. Early application is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial condition and results of operations.

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and was effective for the Company as of January 1, 2015. We will assess the impact of this guidance on our consolidated financial statements for any new disposals or new classification as held for sale after the effective date.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the year ended December 31, 2014, a 10% strengthening of the U.S. dollar relative to those foreign currencies would have resulted in a decrease in revenue of $19.6 million, but an increase in operating income of $2.5 million. A 10% weakening of the U.S. dollar relative to those foreign currencies, however, would have resulted in an increase in revenue of $19.6 million, but a decrease in operating income of $2.5 million. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 49% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees. The Code of Business Conduct and Ethics is available on the investor relations section of our website at www.reachlocal.com under “Corporate Governance.”

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

 We have filed the following documents as part of this Annual Report on Form 10-K:

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ReachLocal, Inc.

We have audited the accompanying consolidated balance sheets of ReachLocal, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReachLocal, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California

March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ReachLocal, Inc.

We have audited the internal control over financial reporting of ReachLocal, Inc. (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California

March 12, 2015

REACHLOCAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$43,720	$77,514
Short-term investments	904	260
Accounts receivable, net of allowance for doubtful accounts of $961 and $2,212 at December 31, 2014 and December 31, 2013, respectively	7,844	9,699
Prepaid expenses and other current assets	9,620	9,996
Assets of discontinued operations	—	3,415
Total current assets	62,088	100,884

Property and equipment, net	19,639	12,903
Capitalized software development costs, net	21,555	17,300
Restricted deposits	3,589	3,654
Intangible assets, net	5,492	1,270
Non-marketable investments	9,000	2,500
Other assets	3,518	5,415
Goodwill	48,189	42,083
Total assets	$173,070	$186,009

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$44,874	$36,970
Accrued compensation and benefits	15,972	17,280
Deferred revenue	29,016	33,013
Accrued restructuring	3,196	—
Capital lease	624	—
Other current liabilities	12,316	15,089
Liabilities of discontinued operations	850	1,324
Total current liabilities	106,848	103,676
Capital lease	1,103	—
Deferred rent and other liabilities	12,195	3,965
Total liabilities	120,146	107,641

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 29,269 and 28,259 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Receivable from stockholder	(65)	(73)
Additional paid-in capital	132,080	111,934
Accumulated deficit	(74,569)	(29,559)
Accumulated other comprehensive loss	(4,522)	(3,934)
Total stockholders’ equity	52,924	78,368
Total liabilities and stockholders’ equity	$173,070	$186,009

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$474,921	$514,070	$454,957
Cost of revenue	252,721	256,450	226,482
Operating expenses:
Selling and marketing	182,720	182,854	164,168
Product and technology	27,510	22,240	18,980
General and administrative	52,155	46,362	40,378
Restructuring charges	5,927	—	—
Total operating expenses	268,312	251,456	223,526
Operating income (loss)	(46,112)	6,164	4,949
Other income, net	936	586	556
Income (loss) from continuing operations before income taxes	(45,176)	6,750	5,505
Income tax provision	484	3,699	1,340
Income (loss) from continuing operations	(45,660)	3,051	4,165
Income (loss) from discontinued operations, net of income tax of $11, $3,036, and $186 for the years ended December 31, 2014, 2013, and 2012, respectively	650	(5,534)	(4,397)
Net loss	$(45,010)	$(2,483)	$(232)

Net income (loss) per share:

Basic:
Income (loss) from continuing operations	$(1.60)	$0.11	$0.15
Income (loss) from discontinued operations, net of income taxes	0.02	(0.20)	(0.16)
Net loss per share	$(1.58)	$(0.09)	$(0.01)

Diluted:
Income (loss) from continuing operations	$(1.60)	$0.11	$0.14
Income (loss) from discontinued operations, net of income taxes	0.02	(0.20)	(0.15)
Net loss per share	$(1.58)	$(0.09)	$(0.01)

Weighted average common shares used in the computation of income (loss) per share:
Basic	28,461	27,764	28,348
Diluted	28,461	29,051	28,896

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(45,010)	$(2,483)	$(232)
Other comprehensive loss:
Foreign currency translation adjustments	(588)	(2,412)	(1,247)
Comprehensive loss	$(45,598)	$(4,895)	$(1,479)

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Receivable from	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Stockholder	Capital	Deficit	(Loss)	Equity
Balance as of December 31, 2011	28,552	$—	$(87)	$109,493	$(26,844)	$(275)	$82,287
Issuance of common stock related to stock-based compensation plans	521	—	—	1,783	—	—	1,783
Stock-based compensation	—	—	—	9,805	—	—	9,805
Common and restricted stock issued in business combinations	197	—	—	455	—	—	455
Common stock repurchase	(1,116)	—	—	(10,963)	—	—	(10,963)
Net loss	—	—	—	—	(232)	—	(232)
Foreign currency translation adjustments	—	—	(2)	—	—	(1,247)	(1,249)

Balance as of December 31, 2012	28,154	—	(89)	110,573	(27,076)	(1,522)	81,886
Issuance of common stock related to stock-based compensation plans	1,495	—	—	6,681	—	—	6,681
Stock-based compensation	—	—	—	12,332	—	—	12,332
Common and restricted stock issued in business combinations	5	—	—	126	—	—	126
Common stock repurchase	(1,395)	—	—	(18,963)	—	—	(18,963)
Excess tax benefits from stock-based awards	—	—	—	1,185	—	—	1,185
Net loss	—	—	—	—	(2,483)	—	(2,483)
Foreign currency translation adjustments	—	—	16	—	—	(2,412)	(2,396)

Balance as of December 31, 2013	28,259	—	(73)	111,934	(29,559)	(3,934)	78,368
Issuance of common stock related to stock-based compensation plans	1,010	—	—	6,438	—	—	6,438
Stock-based compensation	—	—	—	13,777	—	—	13,777
Common stock repurchase	—	—	—	(69)	—	—	(69)
Net loss	—	—	—	—	(45,010)	—	(45,010)
Foreign currency translation adjustments	—	—	8	—	—	(588)	(580)
Balance as of December 31, 2014	29,269	$—	$(65)	$132,080	$(74,569)	$(4,522)	$52,924

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Income (loss) from continuing operations	$(45,660)	$3,051	$4,165
Adjustments to reconcile income (loss) from continuing operations, net of income taxes, to net cash provided by (used in) operating activities:
Depreciation and amortization	17,394	15,096	13,602
Stock-based compensation	13,260	11,505	9,469
Restructuring charges	5,927	—	—
Excess tax benefits from stock-based awards	—	(1,185)	—
Provision for doubtful accounts	1,649	2,304	13
Contingent consideration—fair value adjustment	(416)	—	—
Non-cash interest expense	17	—	—
Impairment of loan to franchisee	—	3,279	—
Deferred taxes, net	873	(3,500)	212
Changes in operating assets and liabilities:
Accounts receivable	(460)	(6,317)	(1,396)
Prepaid expenses and other current assets	701	121	360
Other assets	(669)	(1,175)	(118)
Accounts payable	9,081	2,906	5,080
Accrued compensation and benefits	(557)	3,292	4,505
Deferred revenue	(3,400)	(255)	5,033
Accrued restructuring	(2,564)	—	—
Deferred rent and other liabilities	3,421	1,565	5,679
Net cash provided by (used in) operating activities, continuing operations	(1,403)	30,687	46,604
Net cash used in operating activities, discontinued operations	(915)	(4,001)	(4,261)
Net cash provided by (used in) operating activities	(2,318)	26,686	42,343
Cash flows from investing activities:
Additions to property, equipment and software	(25,735)	(19,748)	(15,013)
Acquisitions, net of acquired cash	(7,089)	(363)	(3,976)
Loan to franchisee	—	(1,221)	(1,863)
Investments in non-marketable investments	(2,000)	(2,500)	—
Purchases of certificates of deposits and short-term investments	(474)	(2,578)	(9,069)
Maturities of certificates of deposits and short-term investments	—	2,561	6,646
Net cash used in investing activities, continuing operations	(35,298)	(23,849)	(23,275)
Net cash used in investing activities, discontinued operations	—	(3,180)	(1,323)
Net cash used in investing activities	(35,298)	(27,029)	(24,598)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,438	6,681	1,783
Excess tax benefits from stock-based awards	—	1,185	—
Common stock repurchases	(69)	(18,963)	(10,963)
Principal payments on capital lease obligations	(259)	—	—
Net cash provided by (used in) financing activities	6,110	(11,097)	(9,180)
Effect of exchange rate changes on cash and cash equivalents	(2,288)	(3,366)	(770)
Net change in cash and cash equivalents	(33,794)	(14,806)	7,795
Cash and cash equivalents—beginning of year	77,514	92,320	84,525
Cash and cash equivalents—end of year	$43,720	$77,514	$92,320

See notes to consolidated financial statements.

REACHLOCAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

ReachLocal, Inc. (the “Company”) operations are located in the United States, Canada, Australia, New Zealand, Japan, the United Kingdom, Germany, the Netherlands, Austria, Brazil, Mexico, and India. The Company’s mission is to provide more customers to local businesses around the world. The Company offers online marketing products and solutions in three categories: software (ReachEdge™ and Kickserv™), web presence (including ReachSite + ReachEdge™, ReachSEO™, and ReachCast™), and digital advertising (including ReachSearch™, ReachDisplay™, ReachRetargeting™ and TotalLiveChat™). The Company delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its direct inside and outside sales force, and select third-party agencies and resellers.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly owned subsidiaries. The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the current period presentation and certain adjustments related to prior reporting periods totaling $0.3 million have been recorded in other income, net, in the year ended December 31, 2014.

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

Cash and Cash Equivalents

The Company reports all highly liquid short-term investments with original maturities of three months or less at the time of purchase as cash equivalents. As of December 31, 2014 and 2013, cash equivalents consist of demand deposits and money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Due to the Company’s overall operating performance and capital expenditures, the Company’s cash balances at December 31, 2014, decreased approximately $33.8 million from December 31, 2013. At December 31, 2014, the Company’s current liabilities exceeded current assets by approximately $44.8 million. The Company’s management has taken and will continue to take steps to reduce expenses and improve the Company’s financial position and operating results. Management believes that available cash and anticipated cost reductions will together be sufficient to satisfy the Company’s operating activities, working capital and planned investing and financing activities for at least the next 12 months.

Short-Term Investments

The Company classifies investments as short-term when the original maturity is less than one year, or when the Company intends to sell the investment within one year. As of December 31, 2014 and 2013, short-term investments consisted of certificates of deposit. All of the short-term investments are classified as available-for-sale. Short-term investments are stated at cost, which approximates fair value.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. Cash and cash equivalents and certificates of deposit are deposited with a limited number of financial institutions in the United States, Canada, Australia, United Kingdom, India, the Netherlands, Germany, Japan and Brazil. The balances held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation insurance limits or, in foreign territories, local insurance limits, and as a result, access to the Company’s cash and cash equivalents may be impacted by adverse conditions in the global financial markets, including fluctuations in currency exchange rates. As of December 31, 2014, domestic bank balances in excess of insured limits were $21.5 million and foreign bank balances in excess of insured limits were $22.9 million.

The Company’s customers are primarily local businesses, dispersed both geographically and across a broad range of industries. Management performs ongoing evaluation of trade receivables for collectability and provides an allowance for potentially uncollectible accounts. The following table summarizes the change in the Company’s allowance for doubtful accounts for each of the three years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Allowance for doubtful accounts as of the beginning of the year	$2,212	$259	$363
Additions charged to expense	2,621	6,080	483
Write-offs	(4,511)	(4,396)	(791)
Recoveries	639	268	205
Allowance for doubtful accounts as of the end of the year	$961	$2,212	$259

As of December 31, 2014, one client comprised 11% of the consolidated accounts receivable balance. As of December 31, 2013, a receivable from OxataSMB accounted for 13% of the total accounts receivable balance, which has been fully reserved. For the years ended December 31, 2014, 2013, and 2012, the Company did not have any individual clients that comprised more than 10% of consolidated revenues.

During 2014, 2013, and 2012, the Company’s cost of revenue was primarily for the purchase of media from two of our vendors. Other receivables and prepaid expenses included $0.6 million and $5.5 million of non-trade receivables from media vendors at December 31, 2014 and 2013, respectively. Accounts payable included $17.1 million and $21.2 million of accrued media expenses from media vendors at December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer hardware and software, five years for office equipment, and seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life or the lease term. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is credited or charged to operations. Repairs and maintenance costs are expensed as incurred.

Software Development Costs

Costs to develop software for internal use are capitalized when the Company has determined that the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and included in product and technology expenses, in addition to amortization of capitalized software development costs, in the accompanying consolidated statements of operations. The Company monitors its existing capitalized software costs and reduces its carrying value as the result of releases that render previous features or functions obsolete or otherwise reduce the value of previously capitalized costs. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of three years.

 Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions, which are pledged as collateral for letters of credit related to lease commitments or collateral for the Company’s merchant accounts. The letters of credit will lapse at the end of the respective lease terms through 2024 and the certificates of deposit automatically renew for successive one-year periods over the duration of the lease term. The restrictions related to merchant accounts will lapse upon termination of the merchant accounts. As of December 31, 2014 and 2013, the Company had restricted certificates of deposit in the amounts of $3.4 million and $3.7 million, respectively. As of December 31, 2014, restricted cash also included $0.2 million of cash reserved to provide for potential liabilities for employee health care claims. The restricted cash is classified as restricted certificates of deposit in the accompanying consolidated balance sheets.

Loan Receivables

The Company records loan receivables at carrying value, net of potential allowance for losses. Losses on receivables are recorded when probable and estimable. Interest income on loan receivables is accrued on a monthly basis over the life of the loan, and interest recognition is suspended upon impairment of loan principal.

Investments in Third Parties

The Company accounts for investments in third parties under the cost method, which are periodically assessed for other-than-temporary impairment. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if a significant adverse event were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. If the Company determines that an other-than-temporary impairment has occurred, the investment is written-down to its fair value.

Variable Interest Entities

In accordance with Accounting Standards Codification (“ASC”) 810, Consolidations, the applicable accounting guidance for the consolidation of variable interest entities (“VIE”), the Company analyzes its interests, including agreements, loans, guarantees, and equity investments, on a periodic basis to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on the design of the entity, its organizational structure including its decision-making authority, and relevant agreements. If the Company determines that the entity is a VIE, the Company then assesses if it must consolidate the VIE as its primary beneficiary. The Company’s determination of whether it is the primary beneficiary is based upon qualitative and quantitative analyses, which assess the purpose and design of the VIE, the nature of the VIE’s risks and the risks that the Company absorbs, the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

Finite-Lived Intangible Assets and Other Long-Lived Assets

Finite-lived intangible assets are attributable to the various developed technologies, trade names, and customer relationships of the businesses the Company has acquired. The Company reports finite-lived, acquisition-related intangible assets at acquisition date fair value, net of accumulated amortization. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from three to ten years. Straight-line amortization is used as another pattern over which the economic benefits will be consumed cannot be reliably determined. The Company reviews the carrying values of long-lived assets, including intangible assets, for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In its analysis of other finite lived amortizable intangible assets, the Company applies the guidance of ASC 350-20, Intangibles – Goodwill and Other, in determining whether any impairment conditions exist. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of an intangible asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate, if it is determined that an asset is not recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

At December 31, 2014 and 2013, there were no indications of impairment of the Company’s finite-lived intangible assets or other long-lived assets.

Goodwill

Goodwill represents the excess of the purchase price of the Company’s acquired businesses over the fair value of the net tangible and intangible assets acquired. The Company accounts for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which addresses financial accounting and reporting requirements for acquired goodwill. ASC 350 prohibits the amortization of goodwill and requires the Company to test goodwill at the reporting unit level for impairment at least annually.

The Company tests the goodwill of its reporting units for impairment annually on the first day of the fourth quarter, and whenever events occur or circumstances change that would more likely than not indicate that the goodwill might be impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in legal or business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of the Company's use of the acquired assets or the strategy for the acquired business or the Company's overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, the Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. If the Company chooses the qualitative option, the Company is not required to perform the two-step quantitative goodwill impairment test unless it has determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The first step of the impairment test involves comparing the estimated fair values of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value, which is determined by deducting the aggregate fair value of the reporting unit's identifiable assets and liabilities from the fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The process of estimating the fair value of goodwill is subjective and requires the Company to make estimates that may significantly impact the outcome of the analyses. The estimated fair value for each reporting unit is determined using both an income-based valuation approach, as well as a market-based valuation approach. Under the income-based approach, each reporting unit’s fair value is estimated using the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates determined to be commensurate with the risks inherent in its business model, and other assumptions. Under the market-based valuation approach, each reporting unit’s fair value is estimated based on industry multiples of revenues and operating earnings. The income-based approach is weighted between 50.0% and 66.7% depending on the amount and timing of projected operating earnings attributable to each reporting unit.

The Company operates in one reportable segment, in accordance with ASC 280, Segment Reporting, which is the basis that financial results are regularly reviewed by the Company's chief operating decision maker in deciding how to allocate resources and assess performance. The Company has identified its reporting units as North America, Asia Pacific, Latin America, and Europe. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by each reporting unit’s management. The Company’s goodwill is comprised of balances in both the North America and Asia Pacific reporting units.

Self-Insurance

Beginning July 2, 2014, the Company implemented a self-insurance plan to provide for potential liabilities for employee health care claims in the United States. Liabilities associated with the risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The Company had insurance liabilities totaling approximately $0.5 million at December 31, 2014, which are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

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

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or at the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful life of the asset or the period of the related lease. Principal payments on capital lease obligations are recorded as reduction of capital lease liability in the accompanying consolidated balance sheets, and interest payments are recorded as interest expense which is included in other income, net in the accompanying consolidated statements of operations.

Revenue Recognition

The Company applies the provisions of ASC 605, Revenue Recognition, and recognizes revenue for its products and solutions when persuasive evidence of an arrangement exists, services have been performed, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenue for search engine marketing as clicks are recorded on sponsored links on the various search engines and for its display advertising and retargeting when the display advertisements record impressions or as otherwise provided in its agreement with the applicable publisher. The Company recognizes revenue for lead conversion software, web presence and other products with a defined license or service period on a straight-line basis over the applicable license or service period. The Company recognizes revenue when it charges set-up, management service or other fees on a straight-line basis over the term of the related contract or the completion of any obligation for services, if shorter. The Company accounts for sales and similar taxes imposed on its services on a net basis in the consolidated statements of operations.

When the Company receives advance payments from clients, it records these amounts as deferred revenue until the revenue is recognized. From time to time, the Company offers incentives to clients in exchange for minimum commitments. In these circumstances, management estimates the amount of the incentives that will be earned by clients and adjusts the recognition of revenue to reflect such incentives. Estimates are either based upon a statistical analysis of previous campaigns for which such incentives were offered, or calculated on a straight-line basis over the life of the campaign.

When the Company sells through agencies, it either receives payment in advance of delivery of its products or solutions or in some cases extends credit. The Company pays each agency an agreed-upon commission based on the revenue it earns or cash it receives. Some agency clients who have been extended credit may offset the amount otherwise due to the Company by any commissions they have earned. Management evaluates whether it is appropriate to record the gross amount of campaign revenue or the net amount earned after commissions. As the Company is generally the primary party obligated in the arrangement, subject to the credit risk, with discretion over both price and media, management typically recognizes the gross amount of such sales as revenue and any commissions are recognized as a selling and marketing expense.

The Company also has a small number of resellers. Resellers integrate the Company’s products and solutions, including the Company’s branded search engine marketing, display advertising and online marketing analytics, into their product offerings. In most cases, the resellers integrate with the Company’s technology platform through a custom Application Programming Interface (API). Resellers are responsible for the price and specifications of the integrated product offered to their clients. Resellers pay the Company in arrears, net of commissions and other adjustments. Management recognizes revenue generated under reseller agreements net of the agreed-upon commissions and other adjustments earned or retained by the reseller, as management believes that the reseller has retained sufficient control and bears sufficient risks to be considered the primary obligor in those arrangements.

The Company distributes its products and solutions directly through its outside and inside sales force that is focused on serving local businesses in their local markets through a consultative process, which the Company refers to as its Direct Local channel. The Direct Local channel also includes revenue from licensing of the Company’s Kickserv software solution, which is marketed directly to local businesses over the Internet. In addition, the Company employs a separate sales channel targeting national brands, franchises and strategic accounts with operations in multiple local markets and select third-party agencies and resellers. The Company refers to this as its National Brands, Agencies and Resellers channel.

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is classified as cost of revenue in the period in which the corresponding revenue is recognized. From time to time, publishers offer the Company rebates based upon various factors and operating rules, including the amount of media purchased. Rebates are recorded in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher, or as an other receivable, as appropriate. Cost of revenue also includes the third-party telephone and information services costs, other third-party service provider costs, data center and third-party hosting costs, credit card processing fees, and other direct costs.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel and related expenses for selling and marketing staff, including salaries and wages, commissions and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for employees in the sales organization is based on commissions. In addition, the cost of agency commissions is included in selling and marketing expenses. Generally, commissions are expensed as earned. However, commencing in 2014, the Company began paying commissions to certain sales people for the acquisition of new clients. Client contracts are generally not cancelable without a penalty, and the Company defers those commissions and amortizes them over the term of the initial customer campaign. Unamortized commission expense of $0.6 million at December 31, 2014, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

Product and Technology Expenses

Product and technology expenses consist primarily of personnel and related expenses for product development and engineering professionals, including salaries, benefits, bonuses and stock-based compensation, and the cost of third-party contractors and certain other third-party service providers and other expenses, including occupancy, technology and other direct overhead costs. Technology operations costs, including related personnel and third-party costs, are included in product and technology expenses. The Company capitalizes a portion of its software development costs and, accordingly, includes amortization of those costs as costs of product and technology, as our technology platform and the Company’s other systems address all aspects of the Company’s activities, including supporting the selling and consultation process, online publisher integration, efficiencies and optimization, providing insight to clients into the results and effects of their online advertising campaigns and supporting all of the financial and other back-office functions of the business. Product and technology expenses also include the amortization of the technology obtained in acquisitions and the expenses of deferred payment obligations related to product and technology personnel.  Product and technology costs do not include the costs to operate and deliver our solutions to clients, which are included in cost of revenue in the consolidated statements of operations.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel and related expenses for board, executive, legal, finance, human resources and corporate communications, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, business taxes and other expenses, including occupancy, technology and other direct overhead, public company costs and other corporate expenses.

Restructuring Charges

The Company records costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, Exit or Disposal Obligations. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. Restructuring charges consist of costs associated with the realignment and reorganization of the Company’s operations. Restructuring charges include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. The Company records restructuring charge liabilities in accrued restructuring in the consolidated balance sheet.

Advertising Expenses

The Company expenses advertising as incurred. Advertising expense was $2.9 million, $1.7 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and was recorded in sales and marketing expense in the consolidated statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the fair market value of the equity award on the date of grant. The Company follows the attribution method, which reduces current stock-based compensation expenses recorded by the effect of anticipated forfeitures. Management estimates forfeitures based upon its historical experience.

The fair value of each award is estimated on the date of the grant and amortized over the requisite service period, which is the vesting period. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards on the date of grant. Determining the fair value of stock option awards at the grant date under this model requires judgment, including estimating volatility, expected term and the risk-free interest rate. The fair value of restricted stock and restricted stock unit awards is based on the closing market price of the Company's common stock on the date of grant. In addition, the Company uses a Monte Carlo simulation model to estimate the fair value of market-based performance-vesting restricted stock and restricted stock units. Determining the fair value of these awards at the grant date under this model requires judgment, including estimating volatility, risk-free rate and expected future stock price. The Company determines the probability of achievement of performance milestones for non-market based performance vesting restricted stock and restricted stock units, and recognize expense based on the fair value of the award if it is probable that the performance milestone will be achieved. The assumptions described above rely on management estimates based on judgment and subjective future expectations, which may result in stock-based compensation for future awards that differs significantly from the awards granted previously.

The fair value of modifications to stock-based awards is generally estimated using the Black-Scholes option pricing model. If a stock-based compensation award is modified after the grant date, incremental compensation expense is recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Incremental compensation expense for fully vested awards is recognized immediately. For unvested awards, the sum of the incremental compensation expense and the remaining unrecognized compensation expense for the original award on the modification date is recognized over the modified service period.

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for the Company as of January 1, 2016. Early adoption is permitted. The Company is currently assessing the impact of this update, and believes that its adoption on January 1, 2016 will not have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. The amendments in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period, including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the Company as of January 1, 2017. Early application is permitted. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial condition and results of operations.

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the criteria for determining which disposals can be presented as discontinued operations and modify related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and was effective for the Company as of January 1, 2015. The Company will apply this guidance to any new disposals or new classification as held for sale after the effective date.

3. Fair Value of Financial Instruments

The Company applies the fair value hierarchy for its financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that are used to measure fair value:

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$43,720	$43,720	$—	$—
Short-term investments	$904	$904	$—	$—
Restricted deposits	$3,416	$—	$3,416	$—

Liabilities:
Contingent consideration	$349	$—	$—	$349

		Basis of Fair Value Measurement
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$77,514	$77,514	$—	$—
Short-term investments	$260	$260	$—	$—
Restricted deposits	$3,654	$—	$3,654	$—

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the year ended December 31, 2014 (in thousands):

Liabilities:
Contingent consideration:
Beginning balance	$—
Issuance of contingent consideration in connection with acquisitions	797
Net change in fair value of contingent consideration included in other income	(448)
Ending balance	$349

The Company did not have any Level 3 fair value measurements for the years ended December 31, 2013 and 2012.

The Company’s restricted deposits are valued using pricing sources and models utilizing market observable inputs, as provided to the Company by its broker.

The Company also has an investment in a privately held partnership that is one of its service providers. During March 2013, the Company invested $2.5 million for a 4% equity interest in the service provider, and in March 2014, the Company invested $2.0 million for an additional 3.2% equity interest. The Company does not have significant influence over the entity. In addition, the Company has an equity interest of 14.2% in the entity that acquired its former ClubLocal business and does not have significant influence over the entity. The carrying amounts of the Company’s cost method investments were each $4.5 million at December 31, 2014, and are included in non-marketable investments in the accompanying consolidated balance sheet.

4. Acquisitions

Acquisition of Kickserv

On November 21, 2014, the Company acquired Kickserv, Inc. (“Kickserv”) as part of the Company’s continued effort to expand its product offerings. Kickserv is a provider of cloud-based business management software for service businesses.

The purchase price consisted of $6.75 million of initial consideration, subject to a holdback and certain adjustments, and up to $4.0 million of earn-out consideration. At closing, the Company paid $5.3 million in cash with the remaining balance of the initial purchase price payable after the 18-month anniversary of the closing date, subject to certain conditions. The Company also issued 250,000 restricted stock units to the hired employees, which are accounted for as stock-based compensation over the period in which they are earned. A liability was not recorded for the earn-out consideration as the financial targets, as defined in the purchase agreement, are not expected to be achieved. Any changes in the fair value of the earn-out consideration will be recorded as other income or expense. There has been no change in the fair value since the date of acquisition.

           The acquisition was accounted for using the acquisition method of accounting. The Company completed and finalized the purchase price allocation in the fourth quarter of 2014. The Company recorded assets acquired and liabilities assumed at their respective fair values. The following table summarizes the final fair value of assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$58
Intangible assets	4,280
Goodwill	3,985
Total assets acquired	8,323
Liabilities assumed:
Non-interest bearing liabilities	24
Long-term debt	350
Deferred tax liabilities	1,249
Total liabilities assumed	1,623
Total fair value of net assets acquired	$6,700

Intangible assets acquired from Kickserv included software technology of $3.0 million, trade names of $0.6 million and customer relationships of $0.7 million, amortized over eight, ten, and four years, their respective estimated useful lives, using the straight-line method. The estimated useful life of the technology was determined based on assumptions of its remaining economic life. The estimated useful life of trade names was determined based on assumptions of revenue attributable to the trade name, and the estimated useful life of the customer relationships was determined based on assumptions of customer attrition rates. The fair value of the intangible assets were determined by applying the income approach and based on significant inputs that are not observable in the market. Key assumptions include estimated future revenues from acquired customers and a discount rate of 15%, comprised of an estimated internal rate of return for this transaction and a weighted average cost of capital for comparable companies. The goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of Kickserv and the Company. The Company expects to grow Kickserv’s business as a result of this acquisition. The acquired goodwill is not expected to be deductible for tax purposes.

Acquisition costs in connection with the Kickserv acquisition were immaterial for the year ended December 31, 2014. The revenues and results of operations of the acquired businesses for the post-acquisition period were included in the consolidated statements of operations and were immaterial for the period ended December 31, 2014. The pro forma results are not shown as the impact is not material.

Acquisition of SureFire

On March 21, 2014, the Company acquired certain assets and hired certain employees of SureFire Search Limited (“SureFire”) as part of the Company’s international expansion plan. From 2010 until the acquisition, SureFire was the Company’s exclusive reseller in New Zealand.

At closing, the Company paid NZ$1.7 million ($1.5 million) in cash of the estimated NZ$2.8 million ($2.4 million) purchase price. The remaining balance of the estimated purchase price is deferred subject to meeting revenue targets and an indemnity holdback, which will be payable, if at all, after the 12-month anniversary of the closing date, and the 12- and 18-month anniversaries of the closing date, respectively. The maximum amount of contingent consideration payable is NZ$2.0 million ($1.6 million at December 31, 2014) and the fair value of the contingent consideration was recorded as an accrued expense. The fair value of the earn-out consideration under the income approach was determined by using the Black-Scholes option pricing model. This approach is based on significant inputs that are not observable in the market. Key assumptions include forecasted first year revenue, volatility of 30% based on volatilities of selected comparable companies, and a risk-free rate of 0.14% based on a one-year U.S, treasury yield rate. The fair value of the contingent consideration at the date of acquisition was NZ$0.9 million ($0.8 million), and upon revaluation at December 31, 2014 was NZ$0.4 million ($0.3 million at December 31, 2014). The change in fair value of $0.5 million upon revaluation during 2014 was recorded as other income during the year ended December 31, 2014. The contingent consideration will continue to be revalued on a quarterly basis, with any change in the valuation recorded as other income or expense. The liability for the indemnity holdback was recorded based on the assumption that there will be no claims made against the holdback and that 65% of the indemnity holdback will be paid March 2015, with the remaining 35% to be paid September 2015. The fair value of the indemnity holdback at the date of acquisition was NZ$0.4 million ($0.4 million).

           The acquisition was accounted for using the acquisition method of accounting. The Company completed a preliminary purchase price allocation in the first quarter of 2014 and finalized the allocation in the third quarter of 2014. The Company recorded assets acquired and liabilities assumed at their respective fair values. The following table summarizes the final fair value of assets acquired and liabilities assumed (in thousands):

Assets acquired:
Intangible assets	$1,280
Goodwill	2,350
Accounts receivable	330
Property and equipment	13
Total assets acquired	3,973
Liabilities assumed:
Accrued compensation and benefits	111
Deferred revenue	284
Deferred tax liabilities	358
Other	782
Total liabilities assumed	1,535
Total fair value of net assets acquired	$2,438

Intangible assets acquired from SureFire included customer relationships of $1.3 million which are amortized over three years, their estimated useful life, using the straight line method. The estimated useful life was determined based on assumptions of customer attrition rates. The fair value of the intangible assets was determined by applying the income approach and based on significant inputs that are not observable in the market. Key assumptions include estimated future revenues from acquired customers and a discount rate of 25%, comprised of an estimated internal rate of return for this transaction and a weighted average cost of capital for comparable companies. The goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of SureFire and the Company. The Company expects to increase its presence in New Zealand as a result of this acquisition. The acquired goodwill is not expected to be deductible for tax purposes.

Acquisition costs in connection with the SureFire acquisition were immaterial for the year ended December 31, 2014. The revenues and results of operations of the acquired businesses for the periods post-acquisition were included in the consolidated statements of operations and were immaterial for the period ended December 31, 2014. The pro forma results are not shown as the impact is not material.

Acquisition of RealPractice

On July 3, 2012, the Company acquired certain technology, advertisers and hired certain employees of RealPractice, Inc. (“RealPractice”). RealPractice’s technology became the foundation of the Company’s ReachEdge solution. At closing, the Company paid $2.6 million in cash of the estimated $2.9 million purchase price. The remaining amount of $0.3 million was paid in cash on January 6, 2014, the 18-month anniversary of the closing date. The Company also issued 150,292 restricted stock units to the hired employees, which are accounted for as stock-based compensation over the period in which they are earned.

The Company recorded acquired assets and liabilities at their respective fair values. The following table summarizes the fair value of assets acquired and liabilities (in thousands):

Assets acquired:
Intangible assets	$2,550
Goodwill	317
Other	53
Total assets acquired	2,920
Liabilities assumed:
Deferred revenue	20
Total fair value of net assets acquired	$2,900

Intangible assets acquired from RealPractice included customer relationships of $0.1 million and technology of $2.5 million, which are amortized over one and three years, their respective estimated useful lives, using the straight-line method. Acquisition costs in connection with the RealPractice acquisition were immaterial for the year ended December 30, 2012.

Goodwill

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2014 were as follows (in thousands):

	North America	Asia-Pacific	Total
Balance at December 31, 2013	$9,695	$32,388	$42,083
Goodwill acquired	3,985	2,445	6,430
Acquisition adjustments (1)	—	(95)	(95)
Foreign currency translation	—	(229)	(229)
Balance at December 31, 2014	$13,680	$34,509	$48,189

(1)	Represents adjustments to purchase accounting within a year of the acquisition.

For the year-ended December 31, 2013, the Company performed a qualitative assessment and determined that it was more likely than not that there was no impairment of goodwill. For the year-ended December 31, 2014, as a result of the decline in operating results, the Company did not perform a qualitative assessment to determine whether it is more likely than not that goodwill is impaired, and performed the quantitative assessment. The first step of the quantitative goodwill impairment test resulted in the determination that the estimated fair values of the Company’s North America reporting unit substantially exceeded its carrying amount, including goodwill. Accordingly, the second step was not required.

The first step of the goodwill impairment test for the Asia Pacific reporting unit reflected that the fair value of the Asia Pacific reporting unit exceeded its carrying amount by approximately 18%. The amount of goodwill assigned to the Asia Pacific reporting unit at December 31, 2014 was $34.5 million. The inputs for the fair value calculations of the reporting unit included a 3% growth rate to calculate the terminal value and a discount rate of 17%. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with the reporting unit's historical trends. Factors that have the potential to create variances in the estimated fair value of the Asia Pacific reporting unit include, but are not limited to, fluctuations in (i) number of clients and active campaigns, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to generate new campaigns; and (iii) equity valuations of peer companies. An increase of 100 basis points in the discount rate for the Asia Pacific reporting unit would have resulted in a decrease in the income approach valuation of the Asia Pacific reporting unit of $2.1 million. A decrease of 100 basis points in the terminal growth rate would have resulted in a decrease in the income approach valuation of the Asia Pacific reporting unit of $3.1 million. Neither a 100 basis point increase in the discount rate nor a 100 basis point decrease in the terminal growth rate would have caused the Asia Pacific reporting unit to fail the first step of the goodwill impairment test.

Finite-Lived Intangible Assets

At December 31, 2014 and 2013, finite-lived intangible assets consisted of the following (in thousands):

	December 31, 2014
	Useful Life (years)	Gross Value	Accumulated Amortization	Net
Developed Technology	3-8	$5,490	$2,130	$3,360
Customer contracts and relationships	2-4	1,875	306	1,569
Trade names	10	570	7	563
Total		$7,935	$2,443	$5,492

	December 31, 2013
	Useful Life (years)	Gross Value	Accumulated Amortization	Net
Developed Technology	3	$3,060	$1,790	$1,270

Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Years Ending December 31,
2015	$1,422
2016	1,007
2017	690
2018	590
2019	431
Thereafter	1,352
Total	$5,492

For the years ended December 31, 2014 and 2013 amortization expense related to the finite-lived intangible assets was $1.2 million. For the year ended December 31, 2012 amortization expense related to the finite-lived intangible assets was $2.2 million.

 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Computer hardware and licensed software	$20,345	$16,558
Office equipment	4,229	1,981
Furniture and fixtures	4,976	4,694
Leasehold improvements	13,096	8,545
Construction in progress	525	305
	43,171	32,083
Less: Accumulated depreciation and amortization	(23,532)	(19,180)
	$19,639	$12,903

Depreciation expense for property and equipment was $6.4 million, $5.8 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	December 31,
	2014	2013
Capitalized software development costs	$56,498	$42,538
Accumulated amortization	(34,943)	(25,238)
Capitalized software development costs, net	$21,555	$17,300

The Company recorded amortization expense of $9.7 million, $8.1 million and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, $5.0 million and $2.8 million, respectively, of capitalized software development costs were related to projects still in process.

7. Variable Interest Entities

On July 6, 2012, the Company completed a transaction with OxataSMB, in which the Company entered into a franchise agreement with OxataSMB permitting OxataSMB to operate and resell the Company’s products and solutions under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. Pursuant to the franchise agreement, OxataSMB received access to our technology, platform, training, marketing and branding materials, media purchasing, campaign management and provisioning, sourcing of telephony, and technical support. The Company did not anticipate OxataSMB would pursue activities other than as a franchisee. In addition, the Company entered into a market development loan agreement with OxataSMB pursuant to which the Company agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) was advanced in 2012. In August 2013, the Company advanced an additional €0.92 million ($1.2 million) to OxataSMB. Prior to advancement of the loan in 2012, OxataSMB had €1.45 million ($2.0 million) of contributed capital.

OxataSMB was considered a variable interest entity (VIE) with respect to the Company because, depending on its performance, OxataSMB may not have had sufficient equity to finance its activities without additional financial support. Based on the Company’s initial assessment in 2012, the Company was not the primary beneficiary of OxataSMB because it did not have: (1) the power to direct the activities that most significantly impact OxataSMB’s economic performance or (2) the obligation to absorb losses of OxataSMB or the right to receive benefits from OxataSMB that could potentially be significant. Therefore, the Company did not consolidate the results of OxataSMB, and transactions with OxataSMB results were accounted for similarly to the Company’s resellers.  In December 2013, the Company reserved all amounts due from OxataSMB.

In October 2014, OxataSMB formally notified the Company that it has appointed an insolvency specialist to dissolve its businesses. As a result of this notification, the Company terminated the franchise agreement and demanded repayment in full of all amounts loaned to OxataSMB.

8. Commitments and Contingencies

Capital Leases

The Company has entered into non-cancelable capital leases for computer equipment. At December 31, 2014, the Company had $1.7 million of capital leases, net of accumulated amortization of $0.2 million, of which $0.6 million is recorded in short-term liabilities and $1.1 million is recorded in long-term liabilities. Amortization of assets recorded under capital leases is included in depreciation expense. The interest rates on these leases range from 4.8% to 5.2%. As of December 31, 2014, future minimum payments under these leases are as follows (in thousands):

Years Ended December 31,
2015	$693
2016	693
2017	457
Total minimum payments	1,843
Less amount representing interest	(116)
Present value of obligation	$1,727

Operating Leases

The Company leases office facilities under operating lease agreements that expire at various dates through 2024. The terms of the majority of the Company’s lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease term.

Rental expense, principally for leased office space under operating lease commitments, was $13.0 million, $11.9 million and $11.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, future minimum payments under cancelable and non-cancelable operating leases are as follows (in thousands):

Years Ended December 31,
2015	$12,219
2016	9,863
2017	7,368
2018	6,276
2019	5,245
Thereafter	14,748
$55,719

During 2014, the Company recorded facilities restructuring charges related to lease termination costs as a result of closing facilities as part of a restructuring plan. Operating lease payments in the table above, include approximately $2.4 million of lease payments related to terminated or restructured leases, net of actual sublease income, for operating lease commitments for those facilities. Amounts related to the lease terminations will be paid over the respective lease terms, the longest of which extends through 2024.

Purchase Obligations

The Company has long-term purchase obligations outstanding with partners and third-party service providers for enhanced marketing functionality for our clients and for internal business software. As of December 31, 2014, future minimum payments under purchase obligations are as follows (in thousands):

Years Ended December 31,
2015	$5,346
2016	4,893
2017	6,359
2018	3,827
$20,425

Other Liabilities

Other liabilities represent cash obligations recorded on our consolidated balance sheets, related to payments owed in connection with certain acquisitions. As of December 31, 2014, future minimum payments are as follows (in thousands):

Years Ended December 31,
2015	$3,251
2016	2,800
$6,051

Letters of Credit and Restricted Certificates of Deposit

At December 31, 2014 and 2013, the Company has certificates of deposit held at financial institutions, which are pledged as collateral for letters of credit related to lease commitments or collateral for the Company’s merchant accounts. The letters of credit will lapse at the end of the respective lease terms through 2024 and the certificates of deposit automatically renew for successive one-year periods over the duration of the lease term. The restrictions related to merchant accounts will lapse upon termination of the merchant accounts. At December 31, 2014 and 2013, the Company had restricted certificates of deposit in the amounts of $3.4 million and $3.7 million, respectively. At December 31, 2014, restricted cash also included $0.2 million of cash reserved to provide for potential liabilities for employee health care claims. The restricted cash is classified as restricted certificates of deposit in the accompanying consolidated balance sheets.

Litigation

On May 2, 2014, a lawsuit, purporting to be a class action, was filed by one of the Company’s former clients in the United States District Court in Los Angeles. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California’s unfair competition law. The complaint seeks monetary damages, restitution and attorneys’ fees. The Company filed a motion to dismiss on June 20, 2014, which was denied on December 4, 2014. While the case is at an early stage, the Company believes that the case is substantively and procedurally without merit. The Company’s insurance carrier is providing the company with a defense under a reservation of rights.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of our business. Over the past 18 months the Company has been involved in disputes with former customers in the United Kingdom, which allege that the Company was not fully transparent in its pricing.

The Company believes that there is no litigation pending that is likely to have a material adverse effect on its financial position, results of operations or cash flows.

9. Stockholder’s Equity

Common Stock Repurchases

The Company’s Board of Directors has authorized the repurchase of up to $47.0 million of the Company’s outstanding common stock. At December 31, 2014, the Company had executed repurchases of 3.4 million shares of its common stock under the program for an aggregate of $36.3 million. There were no repurchases during the twelve months ended December 31, 2014. Purchases may be made from time-to-time in open market or privately negotiated transactions as determined by the Company’s management. The amount and timing of the share repurchase will depend on business and market conditions, stock price, trading restrictions, acquisition activity, and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

The Company is also deemed to repurchase common stock surrendered by participants to cover tax withholding obligations triggered by the vesting of restricted stock and restricted stock units. Repurchased common stock is retired, and the excess of the cost over the par value of the repurchased shares are recorded to additional paid-in capital.

Shares Reserved For Future Issuance

The following table shows the number of shares of common stock reserved for future issuance as of December 31, 2014 (in thousands):

Stock options	9,348
Restricted stock units	570
9,918

 10. Stock-Based Compensation

Stock Option Plans

On April 21, 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”), as amended. Grants under the 2004 Plan may be incentive stock options or nonqualified stock options or awards. The 2004 Plan is administered by the Company’s board of directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards varies subject to the participant’s period of future service, or otherwise at the discretion of the Company’s board of directors. The majority of awards vest over four years and have a term of 10 years. There were no shares available for grant under the 2004 Plan as of December 31, 2014 and 2013.

On July 1, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”) and retired the 2004 Plan. Options outstanding under the 2004 Plan are unaffected by the retirement of the 2004 Plan. The aggregate number of shares of the Company’s common stock available for issuance pursuant to awards granted under the 2008 Plan is equal to the sum of (x) 5,471,350 plus (y) any shares of the Company’s common stock subject to awards under the 2004 Plan that terminate, expire or lapse for any reason or are settled in cash after the date the 2008 Plan originally became effective, and (z) an annual increase in shares on the first day of each year beginning in 2011 and ending in 2018. The annual increase will be equal to the lesser of (A) 2,500,000 shares (as adjusted for stock splits, stock combinations, stock dividends and similar matters), (B) 4.5% of the Company’s common stock outstanding on the last day of the prior year or (C) such smaller number of shares as may be determined by the Board. The 2008 Plan is administered by the Company’s Compensation Committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the Compensation Committee. The majority of awards issued under the 2008 Plan vest over four years and have a term of seven years. There were 1,935,000 shares available for grant under the 2008 Plan as of December 31, 2014. On January 1, 2015, an additional 1,317,000 shares were added to the pool under the evergreen provision.

During the second quarter of 2014, the Company granted stock options to certain new employees, including the chief executive officer, to purchase a total of 385,000 shares of common stock as “employment inducement” awards pursuant to NASDAQ rules. The inducement awards were not issued under the 2008 Plan and did not decrease the number of shares available thereunder, but are included in the table of stock options below.

Stock Options

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	6,733	$11.44

Granted	3,495	$7.79
Exercised	(718)	$8.96
Forfeited	(3,414)	$11.71

Outstanding at December 31, 2014	6,096	$9.48	5.6	$222

Vested and exercisable at December 31, 2014	2,609	$11.21	4.3	$178

Unvested at December 31, 2014, net of estimated forfeitures	3,064	$8.34	6.6	$36

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

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.64%	0.95%	0.74%
Expected life (in years)	4.99	4.81	4.86
Expected volatility	54%	59%	60
Weighted average fair value per share	$3.63	$6.33	$6.10

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 were $2.7 million, $5.3 million and $1.9 million, respectively. The total grant-date fair value of stock options exercised and restricted stock and restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 were $9.0 million, $4.2 million and $2.0 million, respectively.

Restricted Stock and Restricted Stock Units

The Company issues restricted stock and restricted stock units in conjunction with acquisitions and long-term employee incentive programs from time to time. These shares of restricted stock and restricted stock units generally have vesting periods of 4 years. Stock-based compensation expense related to restricted stock units was $5.6 million, $3.0 million and $1.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	1,157	$9.44
Granted	536	$5.26
Forfeited	(251)	$12.43
Vested	(530)	$12.64
Unvested at December 31, 2014	912	$5.98

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized, as stock-based compensation in association with software development costs. The following table summarizes stock-based compensation (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation	$13,730	$11,948	$9,695
Less: Capitalized stock-based compensation	470	443	226
Stock-based compensation expense, net	$13,260	$11,505	$9,469

Stock-based compensation, net of capitalization, is included in the accompanying consolidated statements of operations, within the following captions (in thousands):

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation expense, net
Cost of revenue	$932	$697	$258
Selling and marketing	2,959	3,040	1,756
Product and technology	825	627	1,194
General and administrative	8,544	7,141	6,261
	$13,260	$11,505	$9,469

Stock-based compensation for the year ended December 31, 2014 includes $1.9 million of expense related to the modification of grants to 73 participants in March 2014, which extended the time to exercise from seven years to ten years for certain options granted during 2008 and 2009 with a strike price of $10.91. At December 31, 2014, there was $16.1 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.4 years. Future stock-based compensation expense for these awards may differ to the extent actual forfeitures varies from management estimates.

Stock Option Exchanges

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

On December 2, 2014, the Company commenced an option exchange to permit employee option holders to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase an equal number of shares having an exercise price equal to the greater of $6.00 and the fair market value of the Company’s common stock on the replacement grant date. The option exchange was completed on January 9, 2015. Exchanged options were cancelled at that time and immediately thereafter, the Company granted replacement options under the Amended and Restated ReachLocal 2008 Stock Incentive Plan with exercise prices of $6.00 per share. A total of 2.8 million options were exchanged.

11. Restructuring Charges

As a result of declining performance in the Company’s North American operations during the first quarter of 2014, the Company began implementing a restructuring plan to streamline operations and increase profitability. The restructuring plan primarily involved a reduction of the Company’s North America and international workforce as well as the closure of facilities in North America and certain international markets. The Company does not expect to have continued activity under this plan.

A summary of the accrued restructuring liability related to this plan, which is recorded in accrued restructuring on the consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures and Equipment Write-downs	Total
Balance at December 31, 2013	$—	$—	$—
Amounts accrued	642	3,386	4,028
Amounts paid	(642)	(700)	(1,342)
Accretion	—	24	24
Non-cash items	—	(191)	(191)
Balance at December 31, 2014	$—	$2,519	$2,519

The Company expects the facility closures and equipment write-downs to be paid through the third quarter of 2024.

During the second quarter of 2014, the Company began implementing a business restructuring plan to further streamline operations and increase profitability. The actions under this restructuring plan involved the elimination of certain senior management positions, a reduction of international workforce, as well as the closure of facilities in certain international markets. The Company does not expect to have continued activity under this plan.

A summary of the accrued restructuring liability related to this plan, which is recorded in accrued restructuring on the consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures	Total
Balance at December 31, 2013	$—	$—	$—
Amounts accrued	1,199	700	1,899
Amounts paid	(1,027)	(195)	(1,222)
Balance at December 31, 2014	$173	$505	$677

The Company expects the workforce reduction costs to be paid through the first quarter of 2015 and expects the facility costs to be paid through the second quarter of 2016.

 12. Income Taxes

The components of income (loss) from continuing operations before income taxes were (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$(18,997)	$25,044	$16,679
Foreign	(26,179)	(18,294)	(11,174)
	$(45,176)	$6,750	$5,505

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012, consists primarily of federal, state and foreign income taxes payable in the various jurisdictions in which the Company operates.

Significant components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$(2,019)	$5,687	$—
State	98	1,134	957
Foreign	205	378	171
	(1,716)	7,199	1,128
Deferred:
Federal	(422)	(930)	6,704
State	(1,383)	(4,048)	1,097
Foreign	(15,017)	(8,884)	(3,634)
	(16,822)	(13,862)	4,167
Valuation allowance	19,022	10,362	(3,955)
Income tax provision	$484	$3,699	$1,340

Income taxes receivable as of December 31, 2014 amounted to $2.0 million and was classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. Income taxes payable at December 31, 2013 amounted to $0.9 million and are included in other current liabilities in the accompanying consolidated balance sheets.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income tax expense (benefit) at the federal statutory rate	$(15,360)	$2,295	$1,792
State income tax, net of federal tax benefit	(848)	(1,923)	1,356
Foreign income taxes, net	(5,911)	(3,841)	578
Non-deductible stock-based compensation	3,765	1,149	75
Research and development credits	(325)	(2,629)	—
Change in valuation allowance	19,022	7,887	(1,480)
Deferred tax adjustments	—	617	—
Other	141	144	(981)
	$484	$3,699	$1,340

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accruals and provisions	$5,710	$3,513
Intangible assets	—	382
State taxes	33	309
Stock options	3,640	4,396
Federal and state credits	5,139	2,426
Net operating loss carryforward	33,056	17,001
Gross deferred tax assets	47,578	28,027
Less: valuation allowance	(35,796)	(16,774)
Net deferred tax assets	11,782	11,253
Deferred tax liabilities:
Intangible assets	(1,362)	—
Capitalized software	(9,187)	(7,066)
Fixed assets	(1,893)	(1,084)
Net deferred tax asset (liabilities)	$(660)	$3,103

In the accompanying consolidated balance sheet, the current portion of net deferred tax assets of $1.8 million and $1.2 million as of December 31, 2014 and 2013, respectively, is included in prepaid expenses and other current assets and the non-current portion of deferred tax assets of $1.9 million as of December 31, 2013 is included in other assets. The non-current portion of net deferred tax liabilities as of December 31, 2014 is included in deferred rent and other liabilities.

The following table summarizes the Company’s net operating loss carry-forwards as of December 31, 2013:

Net operating loss:	Balance at December 31, 2014 (in thousands)	Beginning Expiration Year
Federal	$6,191	2035
State	$13,275	Various jurisdictions from 2020 to 2030
Foreign	$88,184	Generally do not expire, but are subject to certain limitations

The federal net operating loss and research and development credit carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years, and are larger than the net operating losses for which a deferred tax asset is recognized for financial statement purposes. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations.  The Company estimates that the 2014 limitation under Section 382 of the Internal Revenue Code is approximately $0.2 million.

At December 31, 2014, the Company had gross federal and state research and development credit carryforwards of approximately $5.2 million and $3.8 million, respectively. The federal carryovers begin to expire in 2029, while the state carryovers have an indefinite carryover period. At December, 31, 2014, the Company had $0.1 million of foreign tax credits carryovers, which begin to expire in 2023. At December 31, 2014, the Company also had gross California Enterprise Zone Credits of $1.3 million which begin to expire in 2024.

Certain deferred tax assets are not presented that arose directly from tax deductions related to equity compensation greater than the amount of compensation recognized for financial reporting. Equity will be increased by $2.1 million if and when such deferred tax assets are ultimately realized.

For the years ended December 31, 2014 and 2013, the Company recorded valuation allowances of $35.8 million and $16.8 million, respectively. The net increase in valuation allowance of $19.1 million was primarily due to net operating losses in foreign jurisdiction and the recording of a full valuation allowance against its domestic net deferred tax assets, excluding indefinite-lived assets. During the fourth quarter of 2014, the Company evaluated the need for a valuation allowance and in evaluating both positive and negative evidence, the Company has determined that the negative evidence was more persuasive, which lead the Company to record a full valuation allowance against its domestic net deferred tax assets, excluding indefinite lived assets in the amount of $4.3 million. The Company has concluded that a full valuation allowance is still warranted due to historic cumulative losses in certain foreign jurisdictions, with respect to foreign deferred tax assets.

In 2013, the net valuation allowance increased by $7.9 million primarily due to deferred tax assets associated with net operating losses in foreign jurisdictions, offset by the release of the valuation allowance associated with U.S. net deferred tax assets.

The value of the Company’s investments in foreign subsidiaries exceeds our tax basis in those subsidiaries by $0.8 million. However, the deferred income taxes on the associated gain have not been recognized as gains become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary and these amounts are expected to be reinvested indefinitely outside of the U.S. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

At December 31, 2014, the Company had gross unrecognized tax benefits of approximately $1.6 million. Of this total, approximately $1.5 million would affect the Company’s effective tax rate if recognized. The Company classifies liabilities for unrecognized tax benefits for which it does not anticipate payment or receipt of cash within one year in non-current other liabilities.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013	2012
Unrecognized tax benefits – beginning balance	$1,700	$824	$824
Gross increases – tax positions taken in prior period	(219)	642	—
Gross increases– tax positions taken in current period	89	234	—
Unrecognized tax benefits – ending balance	$1,570	$1,700	$824

The Company does not expect significant changes to the unrecognized tax benefits in the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Related to the unrecognized tax benefits noted above, the Company accrued no additional interest or penalties during 2014 and in total, as of December 31, 2014, the Company has not recognized a liability for interest and penalties.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. With the use of net operating losses in recent periods and the filing in additional states, certain statutes will begin to expire as early as 2016, but the majority remain open at this time.

 13. Retirement Contribution Plans

The Company provides a defined contribution savings plan under Section 401(k) of the Internal Revenue Code and certain other plans in other countries. The 401(k) plan is available to all full-time U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the 401(k) plan at the discretion of its board of directors. No contributions have been made to the plan during the years ended December 31, 2014, 2013 and 2012.

14. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. Basic income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. The Company had a loss from continuing operations for the year ended December 31, 2014, and therefore the number of diluted shares was equal to the number of basic shares for this period.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive for the periods below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Deferred stock consideration and unvested restricted stock	768	216	59
Stock options and warrant	6,489	3,534	6,336
	7,257	3,750	6,395

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$(45,660)	$3,051	$4,165
Denominator:
Weighted average common shares used in computation of income (loss) from continuing operations per share	28,461	27,764	28,348
Deferred stock consideration and restricted stock	—	199	58
Stock options and warrants	—	1,088	490
Weighted average common shares used in computation of income (loss) per share from continuing operations, diluted	28,461	29,051	28,896
Income (loss) per share from continuing operations, basic	$(1.60)	$0.11	$0.15
Income (loss) per share from continuing operations, diluted	$(1.60)	$0.11	$0.14

15. Segment Information

Revenue by geographic region with respect to the Direct Local channel and National Brands, Agencies and Resellers, is based on the physical location of the sales office, and with respect to Agencies and Resellers, is based on the physical location of the agency or reseller. The following summarizes revenue by geographic region (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenue:
North America	$293,096	$341,737	$327,124
International	181,825	172,333	127,833
	$474,921	$514,070	$454,957
Long Lived Assets:
North America	$12,723	$5,896
International	6,819	7,168
	$19,542	$13,064

The results of the Australia geographic region have been included in the Company’s consolidated financial statements and include revenues of $80.3 million, $85.0 million, and $72.6 million in 2014, 2013 and 2012, respectively. Long-lived assets of the Australia geographic region were $1.7 million and $2.3 million at December 31, 2014 and 2013, respectively.

16. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow disclosures (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cash paid for interest, net	$30	$—	$—
Cash paid for income taxes, net	$1,093	$3,474	$1,040
Non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$470	$443	$226
Deferred payment obligation decrease	$—	$(122)	$(195)
Unpaid purchases of property and equipment	$113	$83	$211
Assets acquired under capital leases	$1,727	$—	$—
Investment related to the ClubLocal disposition	$4,500	$—	$—

17. Discontinued Operations

ClubLocal

In the fourth quarter of 2013, the Company’s Board of Directors approved a plan to dispose of the Company’s ClubLocal business, and on February 18, 2014, the Company closed a transaction in which it transferred its ClubLocal business to a new entity in exchange for a minority equity interest. The Company has an equity interest in the new entity of 14.2%, with a recorded fair value of $4.5 million. As a result of the disposition, the Company recorded a gain on disposal of $0.8 million, net of income tax of $0.4 million. This business has been accounted for as discontinued operations for all periods presented. Long-lived assets of ClubLocal that were disposed of include property, plant, and equipment of $0.2 million. In addition, the Company granted a license to the new entity for the use of certain technology. The book value of ClubLocal’s capitalized software development costs was approximately $3.1 million, which reduced the gain on disposal.

18. Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of each of 2014 and 2013. As a result of the disposal of the Company’s ClubLocal business and the winding down of the operations of Bizzy, management has reclassified and presented all related historical financial information as “discontinued operations” in the following consolidated statements of operations.

	Dec 31, 2014	Sept 30, 2014	June 30, 2014	Mar 31, 2014	Dec 31, 2013	Sept 30, 2013	June 30, 2013	Mar 31, 2013
Revenue	$109,009	$117,623	$123,553	$124,736	$132,893	$132,813	$126,757	$121,607
Cost of revenue	$61,708	$64,154	$63,461	$63,398	$65,662	$66,083	$63,599	$61,106
Income (loss) from continuing operations	$(17,737)	$(11,284)	$(10,326)	$(6,313)	$728	$650	$1,321	$352
Income (loss) from discontinued operations, net of income taxes	$(279)	$—	$31	$371	$(1,313)	$(1,772)	$(1,462)	$(987)
Net loss	$(17,458)	$(11,284)	$(10,295)	$(5,973)	$(585)	$(1,122)	$(141)	$(635)

Net income (loss) per share:

Basic:
Income (loss) from continuing operations	$(0.62)	$(0.40)	$(0.36)	$(0.22)	$0.03	$0.02	$0.05	$0.01
Income (loss) from discontinued operations, net of income taxes	0.01	—	—	0.01	(0.05)	(0.06)	(0.05)	(0.04)
Net loss per share	$(0.61)	$(0.40)	$(0.36)	$(0.21)	$(0.02)	$(0.04)	$(0.01)	$(0.02)

Diluted:
Income (loss) from continuing operations	$(0.62)	$(0.40)	$(0.36)	$(0.22)	$0.03	$0.02	$0.04	$0.01
Income (loss) from discontinued operations, net of income taxes	0.01	—	—	0.01	(0.05)	(0.06)	(0.05)	(0.04)
Net loss per share	$(0.61)	$(0.40)	$(0.36)	$(0.21)	$(0.02)	$(0.04)	$(0.01)	$(0.02)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 12, 2015.

REACHLOCAL, INC.

By:	/s/ Sharon T. Rowlands
Name:	Sharon T. Rowlands
Title:	Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Sharon Rowlands and Ross Landsbaum, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, solely for the purposes of filing any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof solely for the purposes stated therein.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

Signature	Title	Date

/s/ Sharon T. Rowlands	Chief Executive Officer, Director	March 12, 2015
Sharon T. Rowlands	(Principal Executive Officer)

/s/ Ross G. Landsbaum	Chief Financial Officer	March 12, 2015
Ross G. Landsbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ James Geiger	Director	March 12, 2015
James Geiger

/s/ Thomas Hale	Director	March 12, 2015
Thomas Hale

/s/ Habib Kairouz	Director	March 12, 2015
Habib Kairouz

/s/ Lawrence Kutscher	Director	March 12, 2015
Lawrence Kutscher

/s/ Alan Salzman	Director	March 12, 2015
Alan Salzman

/s/ Edward Thompson	Director	March 12, 2015
Edward Thompson

EXHIBIT INDEX

Exhibit No.	Description of Document

3.01

Amended and Restated Certificate of Incorporation of ReachLocal, Inc., dated May 19, 2010 (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

3.02

Amended and Restated Bylaws of ReachLocal, Inc. (incorporated by reference to Exhibit 3.02 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

4.01

Form of ReachLocal, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

4.02

Second Amended and Restated Investors’ Rights Agreement, by and among ReachLocal, Inc., the Investors listed on Exhibit A, Exhibit B, Exhibit C and Exhibit D thereto, and the Founders listed on Exhibit E thereto, dated as of September 17, 2007 and as amended as of July 1, 2008, May 14, 2009, and May 18, 2009 (incorporated by reference to Exhibit 4.02 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

4.03

Stockholders Agreement, by and between ReachLocal, Inc. and NetUs Pty Limited ACN 117 674 030, dated as of September 11, 2009 (incorporated by reference to Exhibit 4.03 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.01*

Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.01 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34749) filed with the SEC on March 11, 2013)

10.02*

Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated March 31, 2014 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K (File No. 001-34749) filed with the SEC on April 2, 2014)

10.03*

Offer of Employment by and between ReachLocal, Inc. and Ross G. Landsbaum, dated as of May 30, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.04*

Offer Letter between ReachLocal, Inc. and Kris Barton, dated January 30, 2012 (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-34749) filed with the SEC on May 8, 2014)

10.05*

Offer Letter between ReachLocal, Inc. and Josh Claman, dated May 17, 2012 (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (File No. 001-34749) filed with the SEC on May 9, 2013)

10.06*

Separation Agreement between ReachLocal, Inc. and Joshua Claman, dated May 30, 2014 (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-34749) filed with the SEC on August 7, 2014)

10.07*	Consulting Agreement between ReachLocal, Inc. and David Carlick, dated December 11, 2014

10.08*	Consulting Agreement between ReachLocal, Inc. and Robert Dykes, dated December 11, 2014

10.09*

Form of Amended and Restated Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.10*

Share Purchase Agreement, by and among ReachLocal, Inc. and the Persons listed on Annex A thereto, dated as of September 11, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 24, 2010)

10.11*

ReachLocal, Inc. Incentive Bonus Plan, effective as of February 21, 2010 (incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.12*	ReachLocal, Inc. Non-Employee Director Compensation Program, effective as of December 12, 2014

10.13*

ReachLocal, Inc. Director Stock Plan (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.14*

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

10.17*

Form of Stock Option Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-34749) filed with the SEC on March 15, 2012)

10.18*

Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-34749) filed with the SEC on August 3, 2012)

10.19*

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-34749) filed with the SEC on August 3, 2012)

10.20*

Form of Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34749) filed with the SEC on March 11, 2013)

10.21*	Form of Performance-Vesting Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K (File No. 001-34749) filed with the SEC on February 15, 2013)

10.22*

Form of Stock Option Agreement (Regulation D Early Exercise) (incorporated by reference to Exhibit 10.06 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.23*

Form of Stock Option Agreement (Rule 701) (incorporated by reference to Exhibit 10.07 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.24*

Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-34749) filed with the SEC on August 4, 2011)

10.25*

Form of Interim-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34749) filed with the SEC on March 4, 2014)

10.26*	Form of Inducement Stock Option Agreement (incorporated by reference to Exhibit 10.02 of the Company’s Current Report on Form 8-K (File No. 001-34749) filed with the SEC on April 2, 2014)

10.27

Office Lease, dated as of August 30, 2006, by and between ReachLocal, Inc. and Douglas Emmett 2000, LLC, as amended (incorporated by reference to Exhibit 10.03 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.28

Second Amendment to Office Lease, dated as of September 1, 2010, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34749) filed with the Securities and Exchange Commission on November 4, 2010)

10.29

Third Amendment to Office Lease, dated as of July 22, 2011, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34749) filed with the SEC on November 7, 2011)

10.30

Lease Agreement, dated June 17, 2013, between EPC-IBP 16, LLC and ReachLocal (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34749) filed with the SEC on August 7, 2013)

10.31

Side Letter, dated June 17, 2013, between EPC-IBP 16, LLC and ReachLocal, Inc. (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34749) filed with the SEC on August 7, 2013)

10.32†

Google Adwords PSP Addendum, dated June 27, 2014, among ReachLocal, Inc. and certain of its affiliates, and Google Inc. and certain of its affiliates (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-34749) filed with the SEC on August 7, 2014)

10.33	Sales Promotion Addendum to Google Adwords PSP Addendum, dated February 2, 2015, among ReachLocal Europe B.V. and Google Ireland Limited

21.01	List of subsidiaries of ReachLocal, Inc.

23.01	Consent of Independent Registered Public Accounting Firm

24.01	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.01

Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02†

Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document

101.LABXBRL	Taxonomy Extension Label Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

_________________

*	Indicates management contract or compensatory plan, contract or arrangement.

†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.