Form 10-Q
period 2015-03-31
ReachLocal Inc
filed 2015-05-07
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 1, 2015
Common Stock, $0.00001 par value	29,331,676

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$33,685	$43,720
Short-term investments	140	904
Accounts receivable, net of allowance for doubtful accounts of $941 and $961 at March 31, 2015 and December 31, 2014, respectively	5,516	7,844
Prepaid expenses and other current assets	9,938	9,620
Total current assets	49,279	62,088

Property and equipment, net	17,484	19,639
Capitalized software development costs, net	21,585	21,555
Restricted deposits	3,816	3,589
Intangible assets, net	5,000	5,492
Non-marketable investments	9,000	9,000
Other assets	3,551	3,518
Goodwill	48,114	48,189
Total assets	$157,829	$173,070

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$41,646	$44,874
Accrued compensation and benefits	13,667	15,972
Deferred revenue	28,733	29,016
Accrued restructuring	3,571	3,196
Capital lease	630	624
Other current liabilities	12,554	12,316
Liabilities of discontinued operations	790	850
Total current liabilities	101,591	106,848

Capital lease	940	1,103
Deferred rent and other liabilities	12,749	12,195
Total liabilities	115,280	120,146

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 29,346 and 29,269 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Receivable from stockholder	(60)	(65)
Additional paid-in capital	134,348	132,080
Accumulated deficit	(87,351)	(74,569)
Accumulated other comprehensive loss	(4,388)	(4,522)
Total stockholders’ equity	42,549	52,924
Total liabilities and stockholders’ equity	$157,829	$173,070

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$99,563	$124,736
Cost of revenue	56,217	63,398
Operating expenses:
Selling and marketing	36,283	46,761
Product and technology	7,422	6,959
General and administrative	10,713	14,164
Restructuring charges	1,455	1,823
Total operating expenses	55,873	69,707
Operating loss	(12,527)	(8,369)
Other income (expense), net	(156)	188
Loss from continuing operations before income taxes	(12,683)	(8,181)
Income tax provision (benefit)	99	(1,868)
Loss from continuing operations	(12,782)	(6,313)
Income from discontinued operations, net of income tax of $0 and $204 for the three months ended March 31, 2015 and 2014, respectively	—	340
Net loss	$(12,782)	$(5,973)

Net loss per share:

Basic:
Loss from continuing operations	$(0.44)	$(0.22)
Income from discontinued operations, net of income taxes	—	0.01
Net loss per share	$(0.44)	$(0.21)

Diluted:
Loss from continuing operations	$(0.44)	$(0.22)
Income from discontinued operations, net of income taxes	—	0.01
Net loss per share	$(0.44)	$(0.21)

Weighted average common shares used in the computation of income (loss) per share:
Basic	29,070	28,088
Diluted	29,070	28,088

 See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(12,782)	$(5,973)
Other comprehensive income (loss):
Foreign currency translation adjustments	134	285
Comprehensive loss	$(12,648)	$(5,688)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Loss from continuing operations	$(12,782)	$(6,313)
Adjustments to reconcile loss from continuing operations, net of income taxes, to net cash used in operating activities:
Depreciation and amortization	5,134	4,222
Stock-based compensation	2,146	4,571
Restructuring charges	1,455	1,823
Loss on disposal of fixed assets	161	—
Excess tax shortfalls from stock-based awards	—	176
Provision for doubtful accounts	78	725
Non-cash interest income, net	2	—
Deferred taxes, net	—	(1,399)
Changes in operating assets and liabilities:
Accounts receivable	2,069	130
Prepaid expenses and other current assets	(449)	(2,021)
Other assets	(498)	(473)
Accounts payable	(1,838)	(847)
Accrued compensation and benefits	(1,765)	(1,310)
Deferred revenue	333	(192)
Accrued restructuring	(539)	1,209
Deferred rent and other liabilities	1,963	(1,362)
Net cash used in operating activities, continuing operations	(4,530)	(1,061)
Net cash used in operating activities, discontinued operations	(59)	(1,394)
Net cash used in operating activities	(4,589)	(2,455)

Cash flows from investing activities:
Additions to property, equipment and software	(4,134)	(4,098)
Maturities of certificates of deposits and short-term investments	700	—
Purchases of certificates of deposits and short-term investments	(42)	(74)
Acquisitions, net of acquired cash	—	(1,760)
Investment in non-marketable securities	—	(2,000)
Net cash used in investing activities, continuing operations	(3,476)	(7,932)

Cash flows from financing activities:
Proceeds from exercise of stock options	6	6,234
Excess shortfalls from stock-based awards	—	(176)
Principal payments on capital lease obligations	(191)	—
Debt issuance costs	(50)	—
Common stock repurchases	(4)	—
Net cash provided by (used in) financing activities	(239)	6,058

Effect of exchange rate changes on cash and cash equivalents	(1,731)	478
Net change in cash and cash equivalents	(10,035)	(3,851)
Cash and cash equivalents—beginning of period	43,720	77,514
Cash and cash equivalents—end of period	$33,685	$73,663

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc.’s (the “Company”) operations are located in the United States, Canada, Australia, New Zealand, Japan, the United Kingdom, Germany, the Netherlands, Austria, Brazil, Mexico, and India. The Company’s mission is to provide more customers to local businesses around the world. The Company offers online marketing products and solutions in three categories: software (ReachEdge™ and Kickserv™), web presence (including ReachSite + ReachEdge™, ReachSEO™, and ReachCast™), and digital advertising (including ReachSearch™, ReachDisplay™, ReachRetargeting™ and TotalLiveChat™). The Company delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its direct inside and outside sales force, and select third-party agencies and resellers.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ReachLocal, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The Condensed Consolidated Balance Sheet as of December 31, 2014 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures included in those audited consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2015, the Company’s results of operations for the three months ended March 31, 2015 and 2014 and the Company’s cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. All references to the three months ended March 31, 2015 and 2014 in the notes to the condensed consolidated financial statements are unaudited.

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

Cash and Cash Equivalents

The Company reports all highly liquid short-term investments with original maturities of three months or less at the time of purchase as cash equivalents. As of March 31, 2015 and December 31, 2014, cash equivalents consist of demand deposits and money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Due to the Company’s overall operating performance and capital expenditures, cash balances at March 31, 2015 decreased approximately $10.0 million from December 31, 2014. At March 31, 2015, the Company’s current liabilities exceeded its current assets by approximately $52.3 million. The Company has taken and will continue to take steps to reduce expenses and improve its business. In addition, on April 30, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a $25 million term loan. See Note 15, Subsequent Events, for more information. The Company believes that its available cash, including cash borrowed under the Loan Agreement, and anticipated cost reductions will together be sufficient to satisfy its operating activities, working capital and planned investing and financing activities for at least the next 12 months.

   Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for the Company’s merchant accounts, and cash deposits funded to a restricted account determined on a monthly basis in accordance with the Company’s employee health care self-insurance plan. The letters of credit will lapse at the end of the respective lease terms through 2024 and the certificates of deposit automatically renew for successive one-year periods over the duration of the lease term. The restrictions related to merchant accounts and the Company’s self-insurance plan will lapse upon termination of the respective underlying arrangements. The restricted cash is classified as restricted deposits in the accompanying condensed consolidated balance sheets. At March 31, 2015 and December 31, 2014, the Company had restricted cash in the amounts of $3.8 million and $3.6 million, respectively, of which, $0.3 million and $0.2 million, respectively, relate to the employee health care self-insurance plan.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this update are effective for the Company as of January 1, 2016. Early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The amendments in this update are effective for the Company as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The Company is considering early adoption of this update in the second quarter of 2015. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial condition and results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for the Company as of January 1, 2016. Early adoption is permitted. The Company is currently assessing the impact of this update, and believes that its adoption on January 1, 2016 will not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for the Company as of January 1, 2017, but in April 2015, the FASB proposed a one-year delay in the effective date of the new revenue accounting standard to January 1, 2018, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). The Company is currently assessing the impact of this update on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and was effective for the Company as of January 1, 2015. The Company will apply this guidance to its consolidated financial statements for any new disposals or new classification as held for sale after the effective date.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$33,685	$33,685	$—	$—
Short-term investments	$140	$140	$—	$—
Restricted deposits	$3,557	$—	$3,557	$—

Liabilities:
Acquisition-related contingent consideration	$369	$—	$—	$369

		Basis of Fair Value Measurement
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$43,720	$43,720	$—	$—
Short-term investments	$904	$904	$—	$—
Restricted deposits	$3,416	$—	$3,416	$—

Liabilities:
Acquisition-related contingent consideration	$349	$—	$—	$349

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2015 (in thousands):

Liabilities:
Acquisition-related contingent consideration:
Beginning balance	$349
Net change in fair value of contingent consideration included in other income	20
Ending balance	$369

The Company’s restricted deposits are valued using pricing sources and models utilizing market observable inputs, as provided to the Company by its broker.

The Company also has an investment in a privately held partnership that is one of its service providers. During March 2013, the Company invested $2.5 million for a 4% equity interest in the service provider, and in March 2014, the Company invested $2.0 million for an additional 3.2% equity interest. The Company does not have significant influence over the entity. In addition, the Company has an equity interest of 14.2% in SERVIZ, Inc., the entity that acquired its former ClubLocal business, and does not have significant influence over the entity. The carrying amounts of the Company’s cost method investments were each $4.5 million at March 31, 2015, and are included in non-marketable investments in the accompanying condensed consolidated balance sheet.

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

Acquisition costs in connection with the Kickserv acquisition were immaterial. The revenues and results of operations of the acquired businesses for the post-acquisition period were included in the consolidated statements of operations and were immaterial for the period ended March 31, 2015. The pro forma results are not shown as the impact is not material.

Acquisition of SureFire

On March 21, 2014, ReachLocal New Zealand Limited (“RL NZ”) acquired certain assets and hired certain employees of SureFire Search Limited (“SureFire”) as part of the Company’s international expansion plan. From 2010 until the acquisition, SureFire was the Company’s exclusive reseller in New Zealand.

At closing, RL NZ paid NZ$1.7 million ($1.5 million) in cash of the estimated NZ$2.8 million ($2.4 million) purchase price. The remaining balance of the estimated purchase price was deferred subject to meeting revenue targets and an indemnity holdback, payable, if at all, after the 12-month anniversary of the closing date, and the 12- and 18-month anniversaries of the closing date, respectively. The maximum amount of contingent consideration payable was NZ$2.0 million ($1.6 million at March 31, 2015) and the fair value of the contingent consideration was recorded as an accrued expense. The fair value of the earn-out consideration under the income approach was determined at the time of acquisition by using the Black-Scholes option pricing model. This approach is based on significant inputs that are not observable in the market, which are considered Level 3 inputs. Key assumptions include forecasted first year revenue, volatility of 30% based on volatilities of selected comparable companies, and a risk-free rate of 0.14% based on a one-year U.S, treasury yield rate. The liability for the indemnity holdback was recorded based on the assumption that there will be no claims made against the holdback and that 65% of the indemnity holdback will be paid April 2015 with the remaining 35% to be paid October 2015. The fair value of the indemnity holdback at the date of acquisition was NZ$0.4 million ($0.4 million). On April 10, 2015, RL NZ paid NZ$0.6 million, which included both the earn-out consideration due and the net amount due under the 12-month indemnity hold-back release.

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

Acquisition costs in connection with the SureFire acquisition were immaterial. The revenues and results of operations of the acquired businesses for the periods post-acquisition were included in the consolidated statements of operations and were immaterial for the period ended March 31, 2015. The pro forma results are not shown as the impact is not material.

RealPractice Acquisition

On January 6, 2014, the Company made the final deferred payment in connection with its 2012 RealPractice acquisition in the amount of $0.3 million.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows (in thousands):

	North America	Asia-Pacific	Total
Balance at December 31, 2014	$13,680	$34,509	$48,189
Foreign currency translation	—	(75)	(75)
Balance at March 31, 2015	$13,680	$34,434	$48,114

Finite-Lived Intangible Assets

At March 31, 2015 and December 31, 2014, finite-lived intangible assets consisted of the following (in thousands):

	March 31, 2015
	Useful Life (years)	Gross Value	Accumulated Amortization	Net
Developed technology	3-8	$5,490	$(2,432)	$3,058
Customer contracts and relationships	2-4	1,834	(441)	1,393
Trade names	10	570	(21)	549
Total		$7,894	$(2,894)	$5,000

	December 31, 2014
	Useful Life (years)	Gross Value	Accumulated Amortization	Net
Developed technology	3-8	$5,490	$(2,130)	$3,360
Customer contracts and relationships	2-4	1,875	(306)	1,569
Trade names	10	570	(7)	563
Total		$7,935	$(2,443)	$5,492

Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Years Ending March 31,
Remaining 2015	$953
2016	993
2017	687
2018	584
2019	431
Thereafter	1,352
Total	$5,000

For the three months ended March 31, 2015 and 2014, amortization expense related to acquired intangible assets was $0.5 million and $0.2 million, respectively.

 5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Capitalized software development costs	$59,559	$56,498
Accumulated amortization	(37,974)	(34,943)
Capitalized software development costs, net	$21,585	$21,555

For the three months ended March 31, 2015 and 2014, the Company recorded amortization expense of $2.8 million and $2.6 million respectively. At March 31, 2015 and December 31, 2014, $2.0 million and $5.0 million, respectively, of capitalized software development costs were related to projects still in process.

6. Commitments and Contingencies

Legal Matters

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

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. Over the past 18 months, the Company has been involved in disputes with former customers in the United Kingdom that allege that the Company was not fully transparent in its pricing. The Company resolved similar matters in 2014 and has adequately reserved for such matters based on the current estimate of outcomes.

The Company believes that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Other Commitments

The Company has engaged a third party facilitator to provide direct support in the execution of its 2015 Restructuring Plan. In addition to fees incurred during the quarter ended March 31, 2015, the Company expects to incur additional fees to be determined based on the future projected value of results achieved by the facilitator-led program. See Note 9, Restructuring Charges, for more information.

7. Stockholders’ Equity

Common Stock Repurchases

The Company’s Board of Directors previously authorized the repurchase of up to $47.0 million of the Company’s outstanding common stock. At March 31, 2015, the Company had executed repurchases of 3.4 million shares of its common stock under the program for an aggregate of $36.3 million. There were no repurchases during the three months ended March 31, 2015 or during the period from March 31, 2015 until April 29, 2015. On April 29, 2015, the Board of Directors terminated the Company’s repurchase program.

The Company is also deemed to repurchase common stock surrendered by participants to cover tax withholding obligations with respect to the vesting of restricted stock and restricted stock units.

8. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,096	$9.48
Granted	3,382	$5.50
Exercised	(26)	$0.24
Forfeited	(3,105)	$11.09
Outstanding at March 31, 2015	6,347	$6.61	6.4	$79

Vested and exercisable at March 31, 2015	1,368	$10.65	4.6	$79

Unvested at March 31, 2015, net of estimated forfeitures	3,664	$5.60	6.9	$—

      The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Expected dividend yield	0%	0%
Risk-free interest rate	1.50%	1.51%
Expected life (in years)	4.75	4.75
Expected volatility	56%	53%
Weighted average fair value per share	$2.92	$4.87

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014, were $0.1 million and $2.4 million, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	912	$5.98
Granted	—	$—
Forfeited	(11)	$12.45
Vested	(57)	$11.95
Unvested at March 31, 2015	844	$5.78

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation	$2,265	$4,669
Less: Capitalized stock-based compensation	119	98
Stock-based compensation expense, net	$2,146	$4,571

Stock-based compensation, net of capitalization, is included in the accompanying condensed consolidated statements of operations within the following captions (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation expense, net
Cost of revenue	$156	$275
Selling and marketing	482	877
Product and technology	168	386
General and administrative	1,340	3,033
	$2,146	$4,571

At March 31, 2015, there was $13.1 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.6 years. Future stock-based compensation expense for these awards may differ to the extent actual forfeitures vary from management estimates.

Stock-based compensation for the three months ended March 31, 2014 includes $1.9 million of expense related to modification of grants to 73 option holders in March 2014, which extended the time to exercise from seven years to ten years for certain options granted during 2008 and 2009 with an exercise price of $10.91.

Stock Option Exchange

On December 2, 2014, the Company commenced an option exchange to permit employee option holders to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase an equal number of shares having an exercise price equal to the greater of $6.00 and the fair market value of the Company’s common stock on the replacement grant date. The option exchange was completed on January 9, 2015. Exchanged options were cancelled at that time and immediately thereafter, the Company granted replacement options under the Amended and Restated ReachLocal 2008 Stock Incentive Plan with exercise prices of $6.00 per share. A total of 2.8 million options were exchanged. The Company will amortize the incremental expense of $1.5 million in addition to the remaining expense attributable to the exchanged awards over the vesting period of the new awards.

9. Restructuring Charges

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy, improve operating efficiency and implement cost savings, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers.

2015 Restructuring Plan

In accordance with the Company’s ongoing efforts to reduce expenses and improve the operating performance of its business, the Company commenced its 2015 Restructuring Plan. The initiative is focused on enhancing earnings through an analysis of opportunities to both improve revenue performance and reduce costs. Operational efficiency improvements under the 2015 Restructuring Plan are identified and implemented through strategic realignment and targeted cost reductions, including workforce costs, facility-related expenditures and other operating expenses. The charges incurred during the three months ended March 31, 2015 primarily involved down-sizing certain facilities in North America and costs to utilize a third-party facilitator to aid execution of the plan. The Company expects to have continued restructuring activity under this plan throughout 2015.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

	Facility Closures and Equipment Write-downs	Other Associated Costs	Total
Balance at December 31, 2014	$—	$—	$—
Amounts accrued	1,151	304	1,455
Amounts paid	—	(204)	(204)
Non-cash items	(575)	—	(575)
Balance at March 31, 2015	$576	$100	$676

The Company expects the facility closures and equipment write-downs to be paid through the third quarter of 2024.

2014 Restructuring Plans

As a result of declining performance in the Company’s North American operations during the first quarter of 2014, the Company implemented a restructuring plan which primarily involved a reduction of the Company’s North America and international workforce as well as the closure of facilities in North America and certain international markets. The Company does not expect to have continued activity under this plan.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

	Facility Closures and Equipment Write-downs	Total
Balance at December 31, 2014	$2,519	$2,519
Amounts paid	(202)	(202)
Accretion	9	9
Balance at March 31, 2015	$2,326	$2,326

The Company expects the facility closures and equipment write-downs to be paid through the third quarter of 2024.

During the second quarter of 2014, the Company implemented a business restructuring plan which involved the elimination of certain senior management positions, a reduction of international workforce, as well as the closure of facilities in certain international markets. The Company does not expect to have continued activity under this plan.

      A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures	Total
Balance at December 31, 2014	$51	$626	$677
Amounts paid	(49)	(84)	(133)
Non-cash items	(2)	27	25
Balance at March 31, 2015	$—	$569	$569

The Company expects the facility costs to be paid through the second quarter of 2016.

 10. Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the quarter ended March 31, 2015, the Company recorded a provision for income taxes totaling $0.1 million on a pre-tax loss totaling $12.7 million, compared to a benefit from income taxes of $1.9 million on a pre-tax loss totaling $8.2 million for the quarter ended March 31, 2014. The Company’s tax provision notwithstanding pre-tax losses is due to its full valuation allowance against its net deferred tax assets in the US and certain foreign jurisdictions. Generally, a full valuation allowance will result in a zero net tax provision, since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the income tax provision for the period ended March 31, 2015 relates primarily to income taxes in the Company’s state and foreign jurisdictions and a non-cash income tax liability related to tax deductible goodwill that cannot be considered when determining a need for a valuation allowance.

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

Realization of deferred tax assets is principally dependent upon future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against its net deferred tax assets in US and various foreign jurisdictions, where the Company believes it is more likely than not that deferred tax assets will not be realized.

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

11. Net Loss Per Share

 Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. Basic income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations for the period by the weighted average number of common and potentially dilutive securities outstanding during the period, to the extent such shares are dilutive. The Company had a loss from continuing operations for the three months ended March 31, 2015 and 2014, and therefore the number of diluted shares was equal to the number of basic shares for the period.

The following potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended March 31,
	2015	2014
Deferred stock consideration and unvested restricted stock	816	530
Stock options and warrant	6,243	4,342
	7,059	4,872

The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerator:
Loss from continuing operations	$(12,782)	$(6,313)
Denominator:
Weighted average common shares used in computation of loss per share from continuing operations, basic	29,070	28,088

Loss per share from continuing operations, basic	$(0.44)	$(0.22)

Loss per share from continuing operations, diluted	$(0.44)	$(0.22)

 12. Segment Information

The Company operates in one operating segment. The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of evaluating financial performance and allocating resources.

13. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow disclosures (in thousands):

	Three Months Ended March 31,
	2015	2014
Non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$119	$98
Deferred payment obligation decrease	$—	$(290)
Unpaid purchases of property and equipment	$114	$289
Assets acquired under capital leases	$(157)	$—
Investment related to the ClubLocal disposition	$—	$4,500

14. Discontinued Operations

ClubLocal

In the fourth quarter of 2013, the Company’s Board of Directors approved a plan to dispose of the Company’s ClubLocal business, and on February 18, 2014, the Company closed a transaction in which it transferred its ClubLocal business to SERVIZ, Inc. in exchange for a minority equity interest. The Company has an equity interest in the new entity of 14.2%, with a recorded fair value of $4.5 million. As a result of the disposition, the Company recorded a gain on disposal of $0.8 million, net of income tax of $0.4 million. This business has been accounted for as discontinued operations for all periods presented.

15. Subsequent Events

Loan Agreement

On April 30, 2015, the Company entered into the Loan Agreement under which the Company borrowed a $25.0 million term loan. The term loan bears interest at the prime rate plus 8.5% (with a prime rate floor of 3.25%) payable on the first business day of each month, commencing one month from the date of advance. Upon entry into the Loan Agreement the Company paid a facility fee and lender legal costs of $0.3 million. Amortization of the term loan principal commences on April 30, 2016, or under certain interest-only extension conditions on October 30, 2016, and is payable monthly through maturity. The term loan matures on April 1, 2018, or under certain interest-only extension conditions on October 1, 2018. The negative covenants include, restrictions on investments in and cash held at foreign subsidiaries, transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions. The Company is also required to maintain minimum cash and cash equivalents in accounts subject to a control agreement with the administrative agent, in an amount equal to $17.5 million (which decreases to $12.5 million under certain circumstances). The Loan Agreement also requires performance within certain trailing-three-month revenue and earnings targets, computed on a monthly basis. In addition, the term loan includes certain prepayment penalty fees up to 3%, as well as an end of term charge of up to $1.5 million, payable on the earlier of maturity or prepayment in full. Borrowings under the Loan Agreement are secured by most of the Company’s assets, including intellectual property, as defined in the Loan Agreement.

Warrant

Concurrently with entrance into the Loan Agreement, the Company issued the lender a warrant to purchase up to 177,304 shares of the Company’s common stock at an exercise price of $2.82 per share. The warrant may be exercised either for cash or on a cashless basis. The warrant expires April 30, 2022.

Addendum to Google Agreement

On May 4, 2015, the Company and certain of its affiliates entered into an Addendum to Google AdWords PSP Addendum (the “2015 Addendum”) with Google Inc. and certain of its affiliates (together, “Google”), which amends the Google AdWords PSP Addendum, effective July 1, 2014, between ReachLocal and Google (the “2014 Google Agreement”). The 2014 Google Agreement provided rebates based on overall global growth of the Company’s spending with Google. The 2015 Addendum provides rebates based on country-by-country growth of the Company’s spending with Google during the period from April 1, 2015 to March 31, 2016.

Common Stock Repurchases

The Company’s Board of Directors previously authorized the repurchase of up to $47.0 million of the Company’s outstanding common stock. At March 31, 2015, the Company had executed repurchases of 3.4 million shares of its common stock under the program for an aggregate of $36.3 million, leaving $10.7 million available. There were no repurchases during the three months ended March 31, 2015 and there have been no repurchases under the program since the third quarter of 2013. On April 29, 2015, the Board of Directors terminated the Company’s repurchase program.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

In this document, ReachLocal, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “ReachLocal.”

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2014 Annual Report on Form 10-K.

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

Overview

ReachLocal’s mission is to provide more customers to businesses around the world. We began in 2004 with the goal of helping local businesses move their advertising spend from traditional media and yellow pages to online search. While we have sold to a variety of local businesses and will continue to do so, our present focus is on small to medium-sized businesses (SMBs) and in particular, what we refer to as Premium SMBs. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. Premium SMBs have become increasingly sophisticated in their understanding of online marketing. However, we believe that Premium SMBs have not changed their desire for a single, unified solution to their marketing needs. Our goal is to provide a total digital marketing solution that will address the bulk of Premium SMBs’ online marketing needs. Our total digital marketing solution consists of products and solutions in three categories: software (ReachEdge™ and Kickserv™), digital advertising (including ReachSearch™, ReachDisplay™ and ReachRetargeting™), and web presence (including ReachSite ™, ReachSEO™, ReachCast™ and TotalLiveChat™).

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

We also recognize that even successfully driving leads to our clients does not represent a complete solution to local businesses’ online marketing needs. To better respond to our clients’ online marketing needs, we expanded into lead conversion software with the introduction of ReachEdge. The launch of ReachEdge in 2013 was our first step to move beyond being a media-driven lead generation business to offer integrated solutions for our clients. ReachEdge is marketing automation and lead conversion software designed to enhance lead tracking and conversion, and includes tools for capturing web traffic information and converting leads into new customers for our clients. Initially, ReachEdge only came bundled with a responsive website. However, beginning in the first quarter of 2015, clients have been able to license ReachEdge’s lead conversion software without having to also purchase a website. ReachEdge now refers only to the lead conversion software and ReachSite + ReachEdge refers to the combination of ReachEdge with a website. We believe that this disaggregation of the solution will enable us to expand the market opportunity by enabling us to sell ReachEdge to local businesses who do not need a new website or who purchase their website from another provider.

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

We sell our products and solutions directly, through our inside and outside sales forces, in what we refer to as our Direct Local channel. Each of our regional markets employs a somewhat different sales model tailored to that market. In North America we have recently transitioned our direct sales force to a new model where our sales personnel (now called Digital Marketing Consultants or DMCs) will both generate the sale and manage the relationship. However, each DMC will be paired with a Marketing Expert (or ME) that will provide day-to-day campaign management. We believe that this approach will enable clients to have an ongoing relationship with their DMC, but with the support of the ME, the DMC will be able to focus on selling and managing relationships. If the DMC model proves successful, we will apply elements of it to our international markets wherever it makes sense to do so.

We refer to our separate sales channel targeting national brands, franchises and strategic accounts with operations in multiple local markets, and select third-party agencies and resellers as our NBAR channel. The sales process for the NBAR channel typically has substantially longer lead times than in our Direct Local channel. In addition, national brand clients often involve complexity due to operational and marketing requirements that are not normally required by our Direct Local clients. Our third-party agencies and reseller partners use our technology platform in customer segments where they have sales forces with established relationships with their client bases. We currently have over 400 agencies and resellers actively selling on our technology platform. We have a team that is responsible for identifying potential agencies and resellers, training their sales forces to sell our products and services and supporting the relationships on an ongoing basis.

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

Active Clients is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel. We calculate Active Clients by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients. Because this number includes clients served through the National Brands, Agencies and Resellers (NBAR) channel, Active Clients includes entities with which we do not have a direct client relationship. Numbers are rounded to the nearest hundred.

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

At March 31, 2015, we had approximately 20,200 Active Clients and 30,700 Active Product Units, as compared to approximately 24,100 Active Clients and 35,900 Active Product Units at March 31, 2014. Active Clients and Active Product Units decreased over the three months ended March 31, 2015, primarily due to a decrease in the number of Direct Local and NBAR clients. Active Clients and Active Product Units decreased by 2.9% and 2.2%, respectively, compared to the period ended December 31, 2014. The decreases in the number of Active Clients and Active Product Units were primarily due to decreased new customer acquisitions due to fewer salespeople as we have constrained salesforce size during the ongoing transition to our new sales model, partially offset by the addition of Kickserv clients and increased client retention.

 Basis of Presentation

Sources of Revenue

We derive our revenue principally from the provision and sale of online marketing products to our clients. Revenue includes (i) the sale of our ReachSearch, ReachDisplay, ReachRetargeting and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, optimization, reporting and tracking technologies of our technology platform, and the personnel dedicated to support and manage their campaigns; (ii) the license (or sale) of ReachEdge, ReachSite, ReachSEO, TotalLiveChat, ReachCast, TotalTrack, Kickserv and other products and solutions; and (iii) set-up, management and service fees associated with these products and other solutions. We distribute our products and solutions directly through our outside and inside sales force that is focused on serving local businesses in their local markets through a consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to our clients ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges, with payment generally due in 30 days. Revenue from the licensing of our products is recognized on a straight line basis over the applicable license or service period. There were $2.4 million and $3.2 million of accounts receivable related to our Direct Local channel at March 31, 2015 and December 31, 2014, respectively.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.3 million and $5.0 million of accounts receivable related to our National Brands, Agencies and Resellers at March 31, 2015 and December 31, 2014, respectively.

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

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of personnel and related expenses for our selling and marketing staff, including salaries and wages, commissions and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for employees in the sales organization is based on commissions. In addition, the cost of agency commissions is included in selling and marketing expenses. Generally, commissions are expensed as earned. We pay commissions to certain sales people for the acquisition of new clients. Because client contracts are generally not cancelable without a penalty, we defer those commissions and amortize them over the initial contract term.

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

Restructuring Charges. Restructuring charges consist of costs associated with the realignment and reorganization of our operations. Restructuring charges include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period or longer. We record liabilities related to restructuring charges in accrued restructuring in the condensed consolidated balance sheet. See further discussion in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

There have been no material changes to our critical accounting policies. For further information on our critical and significant accounting policies, see our 2014 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
(in thousands)
Revenue	$99,563	$124,736
Cost of revenue (1)	56,217	63,398
Operating expenses:
Selling and marketing (1)	36,283	46,761
Product and technology (1)	7,422	6,959
General and administrative (1)	10,713	14,164
Restructuring charges	1,455	1,823
Total operating expenses	55,873	69,707
Operating loss	(12,527)	(8,369)
Other income (expense), net	(156)	188
Loss from continuing operations before income taxes	(12,683)	(8,181)
Income tax provision (benefit)	99	(1,868)
Loss from continuing operations	(12,782)	(6,313)
Income from discontinued operations, net of income tax of $0 and $204 for the three months ended March 31, 2015 and 2014	—	340
Net loss	$(12,782)	$(5,973)

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock-based compensation:
Cost of revenue	$156	$275
Selling and marketing	482	877
Product and technology	168	386
General and administrative	1,340	3,033
	$2,146	$4,571

Depreciation and amortization:
Cost of revenue	$132	$177
Selling and marketing	833	635
Product and technology	3,707	2,958
General and administrative	462	452
	$5,134	$4,222

Revenue

	Three Months Ended March 31,
	2015	2014	2015-2014 % Change
(in thousands)
North America (1)
Direct Local	$45,926	$56,264	(18.4)%
National Brands, Agencies and Resellers	17,573	20,824	(15.6)%
Total revenue	$63,499	$77,088	(17.6)%

	Three Months Ended March 31,
	2015	2014	2015-2014 % Change
(in thousands)
International
Direct Local	$32,809	$42,303	(22.4)%
National Brands, Agencies and Resellers	3,255	5,345	(39.1)%
Total revenue	$36,064	$47,648	(24.3)%

Total revenue	$99,563	$124,736	(20.0)%

	March 31,
	2015	2014
At period end:
Active Clients (2)	20,200	24,100	(16.2)%
Active Product Units (3)	30,700	35,900	(14.5)%

(1)	North America includes the United States and Canada. International includes all other countries.

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

(3)

Active Product Units is a number we calculate to approximate the number of individual products, licenses, or services we are providing under contract for Active Clients. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client which also licenses ReachEdge, we consider that three Active Product Units. Similarly, if a client purchases ReachSearch campaigns for two different products or purposes, we consider that two Active Product Units. Numbers are rounded to the nearest hundred.

North America revenue decreased by $13.6 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily due to an 18.4% decline in North America Direct Local revenue compared to the prior year period as a result of decreased new customer acquisitions due to fewer salespeople as we have constrained salesforce size during the ongoing transition to our new sales model, partially offset by the addition of Kickserv clients and increased client retention. North America National Brands, Agencies and Resellers revenue decreased by $3.3 million for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to decreased new customer acquisitions and lower customer retention.

International revenue decreased by $11.6 million for the three months ended March 31, 2015, compared to the same period in 2014. The decrease was primarily due to a $5.7 million decline in International Direct Local revenue as a result of decreased new customer acquisitions due to fewer salespeople and the negative impact of foreign currency translation of $5.4 million from the substantial strengthening of the U.S. dollar compared to certain foreign currencies, particularly the euro and Australian dollar. These decreases were partially offset by an increase of $1.6 million of SureFire revenue being reported in the Direct Local channel compared to the prior year period, and increased client retention. International National Brands, Agencies and Resellers revenue decreased by $2.1 million for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to reporting revenue of $1.6 million from SureFire clients in the Direct Local channel rather than National Brands, Agencies and Resellers in 2014 and decreased new customer acquisitions.

Revenue growth will depend on the success of our 2015 initiatives to improve our go-to-market approach and the introduction of new products.

Cost of Revenue

	Three Months Ended March 31,
	2015	2014	2015-2014 % Change
(in thousands)
Cost of revenue	$56,217	$63,398	(11.3)%
As a percentage of revenue:	56.5%	50.8%

The increase in our cost of revenue as a percentage of revenue for the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to a decrease in publisher rebates, which decreased to 0.6% of revenue during the three months ended March 31, 2015, compared to 4.1% during the same period in 2014. On June 27, 2014, we entered into a new global agreement with Google Inc. and certain of its affiliates (the “2014 Google Agreement”) that replaced our expiring Google agreement. The 2014 Google Agreement provides rebates based on overall global growth of our spending with Google. In contrast, rebates were previously determined by commitments to enter new markets and market-specific growth targets. We have not received rebates from Google under the 2014 Google Agreement. In addition to decreased rebates, service and support costs increased due to transfers of certain personnel from sales and marketing to service and support functions, and costs for our display product increased to improve its performance.

Our gross margins will be affected in the future by the mix and relative amount of media we purchase to fulfill service requirements, the availability and amount of publisher rebates, the cost of third-party service providers that we use as part of our solutions, the mix of products and solutions we offer, our geographic mix, our media buying efficiency, and the costs of support and delivery.

 Operating Expenses

 Selling and Marketing

	Three Months Ended March 31,		2015-2014
	2015	2014	% Change
(in thousands)
Salaries, benefits and other costs	$27,403	$36,021	(23.9)%
Commission expense	8,880	10,740	(17.3)%
Total selling and marketing	$36,283	$46,761	(22.4)%

As a percentage of revenue:
Salaries, benefits and other costs	27.5%	28.9%
Commission expense	8.9	8.6
Total selling and marketing	36.4%	37.5%

The decrease in selling and marketing salaries, benefits and other costs in absolute dollars for the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to fewer salespeople, as well as transfers of certain personnel to service and support functions that are included in cost of revenue. The decrease as a percentage of revenue was primarily due to increased productivity per-salesperson as compared to the larger sales force in the prior period.

The increase in commission expense as a percentage of revenue for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to incremental commissions paid as a result of the recent transition of our direct sales force to a new model.

Product and Technology

	Three Months Ended March 31,		2015-2014
	2015	2014	% Change
(in thousands)
Product and technology expenses	$7,422	$6,959	6.7%
Capitalized software development costs from product and technology resources	2,598	3,452	(24.7)%
Total product and technology expenses and capitalized costs	$10,020	$10,411	(3.8)%

Percentage of revenue:
Product and technology expenses costs	7.5%	5.6%
Capitalized software development costs from product and technology resources	2.6	2.7
Total product and technology costs expensed and capitalized	10.1%	8.3%

The increase in total product and technology expense for the three months ended March 31, 2015, compared to the same period in 2014, was primarily attributable to decreased capitalization of $0.8 million due to the timing of capitalizable projects and increased amortization of software development costs of $0.5 million, partially offset by decreased professional services costs of $1.1 million. The increases in total product and technology expensed and capitalized as a percentage of revenue were primarily driven by the decrease in revenue.

We expect our product and technology expenses to continue to increase in absolute dollars as we invest in new product initiatives to improve and expand our technology platform, and as we increase the pace of international launches of new products and solutions.

General and Administrative

	Three Months Ended March 31,		2015-2014
	2015	2014	% Change
(in thousands)
General and administrative	$10,713	$14,164	(24.4)%
As a percentage of revenue:	10.8%	11.4%

The decreases in general and administrative expenses in absolute dollars and as a percentage of revenue for the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to cost savings in the current period and the absence of certain charges that occurred in the prior period. During the three months ended March 31, 2015, compared to the same period in 2014, stock-based compensation expense decreased $1.6 million due to $1.9 million of stock-based compensation in the prior period related to the extension of the time to exercise certain options, rent expense decreased $0.8 million as a result of the 2014 restructurings, compensation decreased $0.7 million due to changes made to incentive compensation, and bad debt expense decreased $0.6 million. Expenses in the three months ended March 31, 2015 include a $1.3 million charge related to legal fees and contingencies in the U.K., partially offset by a decrease due to timing of professional fees of $0.7 million.

We are continuing to take steps to reduce general and administrative expenses, but we cannot predict if we will be successful.

Restructuring Charges

In accordance with our ongoing efforts to reduce expenses and improve the operating performance of our business, we commenced our 2015 Restructuring Plan in January 2015. The initiative is focused on enhancing earnings through an analysis of opportunities to both improve revenue performance and reduce costs. Restructuring charges for the three months ended March 31, 2015 totaled $1.5 million, consisting of $1.2 million of lease termination costs as a result of down-sizing a North American facility, and $0.3 million of costs associated with utilizing a third party consultant to facilitate the execution of the plan. We expect to have continued restructuring activity under this plan to enhance the profitability of the Company for at least the next 12 months.

During the first and second quarters of 2014, we implemented restructuring plans to streamline operations and increase profitability. There is no additional activity recognized within these 2014 plans. We expect the first and second quarter 2014 restructuring plans to result in operational savings, primarily in operating expenses, of approximately $9.7 million and $2.4 million, respectively, in 2015.

We are continuing to take steps to reduce expenses and improve our business, and therefore we may adopt an additional restructuring plan during 2015.

Other Income (Expense), Net

Other income (expense), net decreased by $0.3 million for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to foreign currency fluctuations. Other income, net also consists of interest income resulting from invested balances.

Provision for Income Taxes

For the quarter ended March 31, 2015, we recorded a provision for income taxes totaling $0.1 million on a pre-tax loss totaling $12.7 million, compared to a benefit from income taxes of $1.9 million on a pre-tax loss totaling $8.2 million for the quarter ended March 31, 2014. Our tax provision notwithstanding pre-tax losses is due to our full valuation allowance against our net deferred tax assets in the US and certain foreign jurisdictions. The income tax provision for the period ended March 31, 2015, relates primarily to income taxes in our state and foreign jurisdictions and a non-cash income tax liability related to tax deductible goodwill that cannot be considered when determining a need for a valuation allowance.

The overall increase in tax expense during the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, was primarily due to the change in valuation allowance and its effect on current period pre-tax losses in US jurisdictions. No valuation allowance was recorded in US jurisdictions during the comparable period.

Our effective tax rate differs from the federal statutory rate due to federal, state and foreign income taxes and significant permanent differences arising from research and development credits, foreign tax rate benefits, and stock-based compensation expense related to grants to foreign employees, offset by tax benefits from disqualifying dispositions.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA is useful to investors in evaluating our operating performance. For the three months ended March 31, 2015 and 2014, our Adjusted EBITDA was as follows:

	Three Months Ended March 31,
	2015	2014
(in thousands)
Operating loss	$(12,527)	$(8,369)
Add:
Depreciation and amortization	5,134	4,222
Stock-based compensation, net	2,146	4,571
Acquisition and integration costs	7	14
Restructuring charges	1,455	1,823
Adjusted EBITDA	$(3,785)	$2,261

(1)

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, stock-based compensation, the effects of accounting for business combinations (including any impairment of acquired intangibles and, in the case of the acquisition of SMB:LIVE, the deferred cash consideration), restructuring charges, and other non-operating income or expense. Adjusted EBITDA reflects the reclassification of discontinued operations

Our management uses Adjusted EBITDA because (i) it is a key basis upon which our management assesses our operating performance; (ii) it may be a factor in the evaluation of the performance of our management in determining compensation; (iii) we use it, in conjunction with GAAP measures such as revenue and income (loss) from operations, for operational decision-making purposes; and (iv) we believe it is one of the primary metrics investors use in evaluating Internet marketing companies.

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

Liquidity and Capital Resources

	Three Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2015	2014
(in thousands)
Net cash used in operating activities, continuing operations	$(4,530)	$(1,061)
Net cash used in investing activities, continuing operations	$(3,476)	$(7,932)
Net cash provided by (used in) financing activities, continuing operations	$(239)	$6,058
Net cash used in discontinued operations	$(59)	$(1,394)

Operating Activities

During the three months ended March 31, 2015, we used $4.5 million of net cash in operating activities from continuing operations, including $0.5 million spent on restructuring activities, primarily due to a loss of $12.8 million from continuing operations and changes in operating assets and liabilities of $0.7 million, partially offset by non-cash expenses of $9.0 million. Non-cash expenses included $5.1 million of depreciation and amortization, $2.1 million of stock-based compensation expense and $1.5 million of restructuring charges. Accounts receivable decreased by $2.1 million due to a decrease in revenue, and deferred rent and other liabilities increased by $2.0 million due to an increase in deferred rent. These favorable impacts to cash flow were partially offset by a decrease in accounts payable of $1.8 million due to timing of payments made, and a decrease in accrued compensation and benefits of $1.8 million.

Net cash used in operating activities related to continuing operations increased by $3.5 million during the three months ended March 31, 2015 compared to 2014, primarily as a result of lower operating performance, offset by a reduction in expenses. Income from continuing operations adjusted for non-cash items decreased by $7.8 million. In addition, cash flow from operating activities was unfavorably impacted by a decrease in accrued restructuring of $1.7 million compared to 2014 due to reduced restructuring activity in the current quarter. These unfavorable impacts to cash flow were partially offset by an increase in deferred rent and other liabilities of $3.3 million compared to 2014 due to increased rent on operating leases, an increase in accounts receivable of $1.9 million compared to 2014 due to a decrease in sales, and a decrease of $1.6 million in other receivables and prepaid expenses due to decreased media rebates receivable as a result of the 2014 Google Agreement.

Investing Activities

Our primary investing activities have consisted of capitalized software development costs, purchases of property and equipment, business acquisitions, investments in a partnership, and short-term investments. Each of these activities varies from period to period due to the timing of the expansion of our operations and our software development efforts.

We invested $3.5 million during the three months ended March 31, 2015, which was a decrease of $4.5 million compared to the comparable period in 2014. The decrease primarily relates to investments in the prior period which were not made in the current period, including an investment of $2.0 million in a privately held partnership and an investment of $1.8 million as part of the SureFire acquisition. Our purchases of property and equipment increased by $0.5 million and cash outflow from capitalization of software decreased by $0.4 million during the three months ended March 31, 2015 compared to 2014.

We expect to use capital for acquisitions, purchases of property and equipment, and development of software in an amount similar to or less than 2014.

Financing Activities

Our financing activities have historically consisted primarily of net proceeds from the exercise of stock options and payments for capital lease obligations.

Net cash provided by financing activities decreased by $6.3 million during the three months ended March 31, 2015 compared to the same period in 2014, due to fewer option exercises in the current period.

On April 30, 2015, we entered into a Loan and Security Agreement (the “Loan Agreement”) with our direct and indirect domestic subsidiaries, as co-borrowers, Hercules Technology Growth Capital, Inc. (“Hercules”), as administrative agent, and the lenders party thereto from time to time, including Hercules, under which we borrowed a $25.0 million term loan. The term loan bears interest at the prime rate plus 8.5% (with a prime rate floor of 3.25%) payable on the first business day of each month, commencing one month from the date of advance. Upon entry into the Loan Agreement we paid a facility fee and lender legal costs of $0.3 million. Amortization of the term loan principal commences on April 30, 2016, or under certain interest-only extension conditions on October 30, 2016, and is payable monthly through maturity. The term loan matures on April 1, 2018, or under certain interest-only extension conditions on October 1, 2018. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, restrictions on investments in and cash held at foreign subsidiaries, transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. We are also required to maintain minimum cash and cash equivalents in accounts subject to a control agreement with Hercules, as administrative agent, in an amount equal to $17.5 million (which decreases to $12.5 million under certain circumstances). The Loan Agreement also requires performance within certain trailing-three-month revenue and earnings targets, computed on a monthly basis. In addition, the term loan includes certain prepayment penalty fees up to 3%, as well as an end of term charge of up to $1.5 million, payable on the earlier of maturity or prepayment in full. Borrowings under the Loan Agreement are secured by most of our assets, including intellectual property, as defined in the Loan Agreement.

Concurrently with entrance into the Loan Agreement, we issued to Hercules, as the sole lender on the closing date, a warrant to purchase up to 177,304 shares of our common stock, at an exercise price of $2.82 per share. The warrant may be exercised either for cash or on a cashless basis. The warrant expires April 30, 2022.

Liquidity

At March 31, 2015, we had cash and cash equivalents of $33.7 million and short-term investments of $0.1 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 3, “Foreign Currency Exchange Risk,” for more information). We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At March 31, 2015, we were not subject to any restrictive bank covenants. At March 31, 2015, we had restricted certificates of deposits held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for merchant accounts, and cash deposits funded to a restricted account determined on a monthly basis in accordance with the Company’s employee health care self-insurance plan. At March 31, 2015, we had restricted cash in the amount of $3.8 million, of which, $0.3 million relate to the employee health care self-insurance plan.

At March 31, 2015, we had significant internal product and technology resources working on projects that met the criteria for capitalization as software development costs and others that did not, although none of the projects in process were long-term projects (greater than one year). The amount capitalized for such projects in future periods will be evaluated by management and will impact the portion of costs for those internal resources that reduces net cash provided by operating activities and the portion of such costs used in investing activities.

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

Due to our overall operating performance and capital expenditures, cash balances at March 31, 2015 decreased approximately $10.0 million from December 31, 2014. At March 31, 2015, our current liabilities exceeded our current assets by approximately $52.3 million. We have taken and will continue to take steps to reduce expenses and improve our business. In addition, on April 30, 2015, we entered into the Loan Agreement for a $25 million term loan. We believe that our available cash, including cash borrowed pursuant to the Loan Agreement, and anticipated cost reductions will together be sufficient to satisfy our operating activities, working capital and planned investing and financing activities for at least the next 12 months.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this update are effective for the Company as of January 1, 2016. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The amendments in this update are effective for the Company as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). We are considering the early adoption of this update in the second quarter of 2015. The adoption of this standard is not expected to have an impact on our consolidated financial condition and results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for the Company as of January 1, 2016. Early adoption is permitted. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for the Company as of January 1, 2017, but in April 2015, the FASB proposed a one-year delay in the effective date of the new revenue accounting standard to January 1, 2018, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). We are currently assessing the impact of this update on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and was effective for the Company as of January 1, 2015. We will apply this guidance to our consolidated financial statements for any new disposals or new classification as held for sale after the effective date.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks.

Interest Rate Fluctuation Risk

We have not historically had any long-term indebtedness for borrowed money. Our investments include cash, cash equivalents and short-term investments. Cash and cash equivalents and short-term investments consist of cash, money market accounts and certificates of deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates. On April 30, 2015, we entered into the Loan Agreement for a $25 million term loan. The term loan bears interest at the prime rate plus 8.5% (with a prime rate floor of 3.25%), which will increase our risk exposure to increases in interest rates. See Note 15, Subsequent Events, to our condensed consolidated financial statements for more information.

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the three months ended March 31, 2015, a 10% strengthening of the U.S. dollar relative to those foreign currencies would have resulted in a decrease in revenue of $3.9 million, but an increase in operating income of $0.4 million. A 10% weakening of the U.S. dollar relative to those foreign currencies, however, would have resulted in an increase in revenue of $3.9 million, but a decrease in operating income of $0.4 million. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 56% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

 Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Over the past 18 months, we have been involved in disputes with former customers in the United Kingdom that allege that we were not fully transparent in our pricing. We resolved similar matters in 2014 and have adequately reserved for such matters based on the current estimate of outcomes.

We believe that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and the additional risk factor set forth below, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Our Loan Agreement contains operating and financial covenants that may restrict our business and financing activities.

Borrowings under our Loan Agreement with Hercules are secured by substantially all of our assets. The Loan Agreement includes certain affirmative and negative covenants applicable to us and our subsidiaries who are co-borrowers under the credit facility, and in certain cases, to all of our subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on investments in and cash held at foreign subsidiaries, transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions. We are also required to maintain minimum cash and cash equivalents in accounts subject to a control agreement with Hercules, as administrative agent, in an amount equal to $17.5 million (which decreases to $12.5 million under certain circumstances) at all times.

In addition, the Loan Agreement requires performance within certain trailing-three-month revenue and adjusted EBITDA targets, computed on a monthly basis. The operating and financial restrictions and covenants in the Loan Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable and terminate all commitments to extend further credit.

If we are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either when they mature or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to continue as a going concern.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors previously authorized the repurchase of up to $47.0 million of our outstanding common stock.   At March 31, 2015, we had repurchased $36.3 million of our common stock in total under the program, leaving $10.7 million available. There were no repurchases during the three months ended March 31, 2015 and we made no repurchases under the program since the third quarter of 2013. On April 29, 2015 our Board of Directors terminated our repurchase program.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index following the signature page to this report are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Sharon T. Rowlands
Name:	Sharon T. Rowlands
Title:	Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: May 6, 2015

EXHIBIT INDEX

Exhibit No	Description of Exhibit
4.1

Warrant Agreement, dated as of April 30, 2015, by and among ReachLocal, Inc., direct and indirect domestic subsidiaries of ReachLocal, Inc., as co-borrowers, Hercules Technology Growth Capital, Inc., as administrative agent, and the lenders party thereto from time to time, including Hercules Technology Growth Capital, Inc.

10.1†	Addendum to Google AdWords PSP Addendum, dated May 4, 2015, among ReachLocal, Inc. and certain of its affiliates, and Google Inc. and certain of its affiliates

10.2

Loan and Security Agreement, dated as of April 30, 2015, by and among ReachLocal, Inc., direct and indirect domestic subsidiaries of ReachLocal, Inc., as co-borrowers, Hercules Technology Growth Capital, Inc., as administrative agent, and the lenders party thereto from time to time, including Hercules Technology Growth Capital, Inc.

10.3*	Employment Letter between ReachLocal, Inc. and Adam Wergeles, dated November 15, 2007, as amended

10.4*	Transition Agreement between ReachLocal, Inc. and Adam Wergeles, dated March 9, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

*	Indicates management contract or compensatory plan, contract or arrangement.