Form 10-Q
period 2015-06-30
ReachLocal Inc
filed 2015-08-06
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on July 31, 2015
Common Stock, $0.00001 par value	29,363,120

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$28,624	$43,720
Short-term investments	52	904
Accounts receivable, net of allowance for doubtful accounts of $949 and $961 at June 30, 2015 and December 31, 2014, respectively	5,759	7,844
Prepaid expenses and other current assets	7,430	9,620
Total current assets	41,865	62,088

Property and equipment, net	16,615	19,639
Capitalized software development costs, net	21,470	21,555
Restricted cash—term loan (Note 10)	17,500	—
Restricted cash	3,565	3,589
Intangible assets, net	4,486	5,492
Non-marketable investments	9,000	9,000
Other assets	3,467	3,518
Goodwill	47,927	48,189
Total assets	$165,895	$173,070

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$35,305	$44,874
Accrued compensation and benefits	15,043	15,972
Deferred revenue	27,226	29,016
Accrued restructuring	4,909	3,196
Term loan	2,789	—
Capital lease	684	624
Other current liabilities	10,833	12,316
Liabilities of discontinued operations	789	850
Total current liabilities	97,578	106,848

Term loan	21,619	—
Capital lease	839	1,103
Deferred rent and other liabilities	11,949	12,195
Total liabilities	131,985	120,146

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 29,364 and 29,269 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Receivable from stockholder	(59)	(65)
Additional paid-in capital	136,505	132,080
Accumulated deficit	(97,944)	(74,569)
Accumulated other comprehensive loss	(4,592)	(4,522)
Total stockholders’ equity	33,910	52,924
Total liabilities and stockholders’ equity	$165,895	$173,070

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$98,776	$123,553	$198,339	$248,289
Cost of revenue	55,390	63,461	111,607	126,859
Operating expenses:
Selling and marketing	33,046	48,146	69,329	94,907
Product and technology	7,082	6,816	14,504	13,775
General and administrative	9,910	14,530	20,623	28,694
Restructuring charges	3,133	2,226	4,588	4,049
Total operating expenses	53,171	71,718	109,044	141,425

Operating loss	(9,785)	(11,626)	(22,312)	(19,995)
Other income (expense), net	(848)	195	(1,004)	383
Loss from continuing operations before income taxes	(10,633)	(11,431)	(23,316)	(19,612)
Income tax provision (benefit)	(40)	(1,105)	59	(2,973)
Loss from continuing operations	(10,593)	(10,326)	(23,375)	(16,639)
Income from discontinued operations, net of income tax of $18 and $222 for the three and six months ended June 30, 2014, respectively	—	31	—	371
Net loss	$(10,593)	$(10,295)	$(23,375)	$(16,268)

Net loss per share:

Basic:
Loss from continuing operations	$(0.36)	$(0.36)	$(0.80)	$(0.59)

Income from discontinued operations, net of income taxes	—	—	—	0.01
Net loss per share	$(0.36)	$(0.36)	$(0.80)	$(0.58)

Diluted:
Loss from continuing operations	$(0.36)	$(0.36)	$(0.80)	$(0.59)
Income from discontinued operations, net of income taxes	—	—	—	0.01
Net loss per share	$(0.36)	$(0.36)	$(0.80)	$(0.58)

Weighted average common shares used in the computation of income (loss) per share:
Basic	29,097	28,469	29,083	28,279
Diluted	29,097	28,469	29,083	28,279

 See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(10,593)	$(10,295)	$(23,375)	$(16,268)
Other comprehensive income (loss):
Foreign currency translation adjustments	(204)	550	(70)	835
Comprehensive loss	$(10,797)	$(9,745)	$(23,445)	$(15,433)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Loss from continuing operations	$(23,375)	$(16,639)
Adjustments to reconcile loss from continuing operations, net of income taxes, to net cash used in operating activities:
Depreciation and amortization	10,283	8,240
Stock-based compensation	4,360	8,047
Restructuring charges	4,588	4,049
Loss on disposal of fixed assets	135	—
Excess tax shortfalls from stock-based awards	—	568
Provision for doubtful accounts	66	1,602
Non-cash interest expense, net	173	—
Deferred taxes, net	—	(1,372)
Changes in operating assets and liabilities:
Accounts receivable	1,859	(73)
Prepaid expenses and other current assets	2,229	(1,890)
Other assets	(264)	(397)
Accounts payable	(8,475)	(4,204)
Accrued compensation and benefits	(823)	(524)
Deferred revenue	(1,259)	(2,129)
Accrued restructuring	(2,358)	(867)
Deferred rent and other liabilities	(129)	1,371
Net cash used in operating activities, continuing operations	(12,990)	(4,218)
Net cash used in operating activities, discontinued operations	(60)	(1,262)
Net cash used in operating activities	(13,050)	(5,480)

Cash flows from investing activities:
Additions to property, equipment and software	(7,748)	(10,942)
Maturities of certificates of deposits and short-term investments	846	—
Purchases of certificates of deposits and short-term investments	—	(73)
Acquisitions, net of acquired cash	—	(1,760)
Investment in non-marketable securities	—	(2,000)
Net cash used in investing activities, continuing operations	(6,902)	(14,775)

Cash flows from financing activities:
Proceeds from term loan, net	24,700	—
Restricted cash—term loan	(17,500)	—
Payment of deferred and contingent consideration	(434)	—
Proceeds from exercise of stock options	6	6,438
Excess shortfalls from stock-based awards	—	(568)
Principal payments on capital lease obligations	(443)	—
Debt issuance costs	(194)	—
Common stock repurchases	(5)	(21)
Net cash provided by financing activities	6,130	5,849

Effect of exchange rate changes on cash and cash equivalents	(1,274)	1,166
Net change in cash and cash equivalents	(15,096)	(13,240)
Cash and cash equivalents—beginning of period	43,720	77,514
Cash and cash equivalents—end of period	$28,624	$64,274

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

ReachLocal, Inc.’s (the “Company”) operations are located in the United States, Canada, Australia, New Zealand, Japan, the United Kingdom, Germany, the Netherlands, Austria, Brazil, Mexico, and India. The Company’s mission is to provide more customers to local businesses around the world. The Company offers online marketing products and solutions in three categories: software (ReachEdge™ and Kickserv™), web presence (including ReachSite + ReachEdge™, ReachSEO™, ReachCast™, and TotalLiveChat™), and digital advertising (including ReachSearch™, ReachDisplay™, ReachRetargeting™, and ReachDisplay InAppTM). The Company delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its direct inside and outside sales force, and select third-party agencies and resellers.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2015, the Company’s results of operations for the three and six months ended June 30, 2015 and 2014 and the Company’s cash flows for the six months ended June 30, 2015 and 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. All references to the three and six months ended June 30, 2015 and 2014 in the notes to the condensed consolidated financial statements are unaudited.

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

Cash and Cash Equivalents

The Company reports all highly liquid short-term investments with original maturities of three months or less at the time of purchase as cash equivalents. As of June 30, 2015 and December 31, 2014, cash equivalents consist of demand deposits and money market accounts. Cash equivalents are stated at cost, which approximates fair value.

On April 30, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a $25.0 million term loan. See Note 10, Term Loan, for more information. The Company received $24.7 million of net proceeds from the term loan, $17.5 million of which is considered restricted cash. The Company's overall performance and capital expenditures more than offset the $7.2 million of unrestricted cash from the term loan, resulting in cash balances at June 30, 2015 that decreased $15.1 million from December 31, 2015. At June 30, 2015, the Company's current liabilities exceeded its current assets by $55.7 million.  The Company has taken and will continue to take steps to reduce expenses and improve its business. The Company believes that its available cash and anticipated cost reductions will together be sufficient to satisfy its operating activities, working capital and planned investing and financing activities for at least the next 12 months.

Restricted Cash—Term Loan

Under the terms of the Loan Agreement, the Company is required to maintain, at all times, cash in North America of at least $17.5 million, unless the Company achieves positive “Adjusted EBITDA” as defined in the Loan Agreement for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million.  Restricted cash—term loan represents the required minimum compensating balance to secure the term loan. See Note 10, Term Loan, for more information.

   Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for the Company’s merchant accounts, and cash deposits funded to a restricted account determined on a monthly basis in accordance with the Company’s employee health care self-insurance plan. The letters of credit will lapse at the end of the respective lease terms through 2024 and the certificates of deposit automatically renew for successive one-year periods over the duration of the lease term. The restrictions related to merchant accounts and the Company’s self-insurance plan will lapse upon termination of the respective underlying arrangements. At June 30, 2015 and December 31, 2014, the Company had restricted cash in the amount of $3.6 million, of which, $0.2 million, related to the employee health care self-insurance plan.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The amendments in this update are effective for the Company as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company early adopted this update in the second quarter of 2015 upon entering the Loan Agreement on April 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for the Company as of January 1, 2017, but in April 2015, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2018, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). The Company is currently assessing the impact of this update on its consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$28,624	$28,624	$—	$—
Restricted cash—term loan	$17,500	$17,500	$—	$—
Short-term investments	$52	$52	$—	$—
Restricted cash	$3,317	$—	$3,317	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$43,720	$43,720	$—	$—
Short-term investments	$904	$904	$—	$—
Restricted cash	$3,416	$—	$3,416	$—

Liabilities:
Acquisition-related contingent consideration	$349	$—	$—	$349

The Company’s restricted cash is valued using pricing sources and models utilizing market observable inputs, as provided to the Company by its broker.

On April 10, 2015, ReachLocal New Zealand Limited (“RL NZ”) paid NZ$0.4 million ($0.3 million) of earn-out consideration due, offset by NZ$0.2 million ($0.1 million) of additional consideration pursuant to the net working capital adjustment.

The Company also has an investment in a privately held partnership that is one of its service providers. During March 2013, the Company invested $2.5 million for a 4% equity interest in the service provider, and in March 2014, the Company invested $2.0 million for an additional 3.2% equity interest. The Company does not have significant influence over the entity. In addition, the Company has an equity interest of 14.2% in SERVIZ, Inc., the entity that acquired its former ClubLocal business, and does not have significant influence over the entity. The carrying amounts of the Company’s cost method investments were each $4.5 million at June 30, 2015, and are included in non-marketable investments in the accompanying condensed consolidated balance sheet.

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

Acquisition costs in connection with the Kickserv acquisition were immaterial. The revenues and results of operations of the acquired businesses for the post-acquisition period were included in the consolidated statements of operations and were immaterial for the period ended June 30, 2015. The pro forma results are not shown as the impact is not material.

Acquisition of SureFire

On March 21, 2014, RL NZ acquired certain assets and hired certain employees of SureFire Search Limited (“SureFire”) as part of the Company’s international expansion plan. From 2010 until the acquisition, SureFire was the Company’s exclusive reseller in New Zealand.

At closing, RL NZ paid NZ$1.7 million ($1.5 million) in cash of the estimated NZ$2.8 million ($2.4 million) purchase price. The remaining balance of the estimated purchase price was deferred subject to meeting revenue targets and an indemnity holdback, payable, if at all, after the 12-month anniversary of the closing date, and the 12- and 18-month anniversaries of the closing date, respectively. The maximum amount of contingent consideration payable was NZ$2.0 million and the fair value of the contingent consideration was recorded as an accrued expense. The fair value of the earn-out consideration under the income approach was determined at the time of acquisition by using the Black-Scholes option pricing model. This approach is based on significant inputs that are not observable in the market, which are considered Level 3 inputs. Key assumptions include forecasted first year revenue, volatility of 30% based on volatilities of selected comparable companies, and a risk-free rate of 0.14% based on a one-year U.S. treasury yield rate. The liability for the indemnity holdback was recorded based on the assumption that there would be no claims made against the holdback and that 65% ($0.2 million) of the indemnity holdback would be paid April 2015 with the remaining 35% ($0.1 million) to be paid October 2015. The fair value of the indemnity holdback at the date of acquisition was NZ$0.4 million ($0.3 million). On April 10, 2015, RL NZ paid NZ$0.6 million ($0.4 million), which included NZ $0.4 million ($0.3 million) of earn-out consideration due and NZ $0.3 million ($0.2 million) for the 12-month indemnity holdback release, offset by NZ $0.2 million ($0.1 million) of additional consideration pursuant to the net working captial adjustment.

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

Intangible assets acquired from SureFire included customer relationships of $1.3 million which are amortized over three years, their estimated useful life, using the straight-line method. The estimated useful life was determined based on assumptions of customer attrition rates. The fair value of the intangible assets was determined by applying the income approach and based on Level 3 inputs. Key assumptions include estimated future revenues from acquired customers and a discount rate of 25%, comprised of an estimated internal rate of return for this transaction and a weighted average cost of capital for comparable companies. The goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of SureFire. The Company expects to increase its presence in the Asia Pacific region as a result of this acquisition. The acquired goodwill is not expected to be deductible for tax purposes.

Acquisition costs in connection with the SureFire acquisition were immaterial. The revenues and results of operations of the acquired businesses for the periods post-acquisition were included in the consolidated statements of operations and were immaterial for the period ended June 30, 2015. The pro forma results are not shown as the impact is not material.

RealPractice Acquisition

On January 6, 2014, the Company made the final deferred payment in connection with its 2012 RealPractice acquisition in the amount of $0.3 million.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows (in thousands):

	North America	Asia-Pacific	Total
Balance at December 31, 2014	$13,680	$34,509	$48,189
Foreign currency translation	—	(262)	(262)
Balance at June 30, 2015	$13,680	$34,247	$47,927

  Finite-Lived Intangible Assets

At June 30, 2015 and December 31, 2014, finite-lived intangible assets consisted of the following (in thousands):

	June 30, 2015
	Useful Life (years)	Gross Value	Accumulated Amortization	Net
Developed technology	3-8	$5,490	$(2,734)	$2,756
Customer contracts and relationships	2-4	1,732	(537)	1,195
Trade names	10	570	(35)	535
Total		$7,792	$(3,306)	$4,486

	December 31, 2014
	Useful Life (years)	Gross Value	Accumulated Amortization	Net

Developed technology	3-8	$5,490	$(2,130)	$3,360
Customer contracts and relationships	2-4	1,875	(306)	1,569
Trade names	10	570	(7)	563
Total		$7,935	$(2,443)	$5,492

Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Years Ending December 31,
Remaining 2015	$480
2016	959
2017	680
2018	584
2019	431
Thereafter	1,352
Total	$4,486

For the three months ended June 30, 2015 and 2014, amortization expense related to acquired intangible assets was $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2015 and 2014, amortization expense related to acquired intangible assets was $0.9 million and $0.6 million, respectively

 5. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Capitalized software development costs	$62,396	$56,498
Accumulated amortization	(40,926)	(34,943)
Capitalized software development costs, net	$21,470	$21,555

For the three months ended June 30, 2015 and 2014, the Company recorded amortization expense of $3.0 million and $2.2 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded amortization expense of $5.8 million and $4.7 million, respectively. At June 30, 2015 and December 31, 2014, $2.3 million and $5.0 million, respectively, of capitalized software development costs were related to projects still in process.

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

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. Over the past 18 months, the Company has been involved in disputes with former customers in the United Kingdom that allege that the Company was not fully transparent in its pricing. On June 15, 2015, one of the Company’s former clients in the United Kingdom filed a lawsuit in the High Court of Justice alleging fraudulent misrepresentations and breach of contract. The Company’s insurance carrier is providing the Company with a defense under a reservation of rights. The Company resolved similar matters in 2014 and has adequately reserved for such matters based on the current estimate of outcomes.

The Company believes that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Other Commitments

The Company has engaged a third party facilitator to provide direct support in the execution of its 2015 Restructuring Plan. In addition to fees incurred during the six months ended June 30, 2015, the Company expects to incur additional fees to be determined based on the future projected value of results achieved by the facilitator-led program. See Note 9, Restructuring Charges, for more information.

7. Stockholders’ Equity

Common Stock Repurchases

The Company’s Board of Directors previously authorized the repurchase of up to $47.0 million of the Company’s outstanding common stock. At March 31, 2015, the Company had executed repurchases of 3.4 million shares of its common stock under the program for an aggregate of $36.3 million. There were no repurchases under the program during 2015. On April 29, 2015, the Board of Directors terminated the Company’s repurchase program.

The Company is deemed to repurchase common stock surrendered by participants to cover tax withholding obligations with respect to the vesting of restricted stock and restricted stock units.

8. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,096	$9.48
Granted	5,320	$4.49
Exercised	(26)	$0.24
Forfeited	(3,741)	$10.40
Outstanding at June 30, 2015	7,649	$5.60	6.6	$—

Vested and exercisable at June 30, 2015	1,568	$9.75	5.3	$—

Unvested at June 30, 2015, net of estimated forfeitures	4,723	$4.52	6.9	$—

      The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.54%	1.71%	1.53%	1.63%
Expected life (in years)	4.99	5.32	4.93	5.09
Expected volatility	57%	54%	57%	54%

The per-share weighted average grant date fair value of options granted during the six months ended June 30, 2015 was $2.35. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014, were $0.1 million and $2.7 million, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	912	$5.98
Granted	—	$—
Forfeited	(64)	$9.44
Vested	(140)	$10.07
Unvested at June 30, 2015	708	$5.60

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation	$2,314	$3,597	$4,579	$8,266
Less: Capitalized stock-based compensation	100	121	219	219
Stock-based compensation expense, net	$2,214	$3,476	$4,360	$8,047

Stock-based compensation, net of capitalization, is included in the accompanying condensed consolidated statements of operations within the following captions (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation expense, net
Cost of revenue	$134	$255	$290	$530
Selling and marketing	424	859	906	1,736
Product and technology	126	222	294	608
General and administrative	1,530	2,140	2,870	5,173
	$2,214	$3,476	$4,360	$8,047

At June 30, 2015, there was $13.0 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.3 years. Future stock-based compensation expense for these awards may differ to the extent actual forfeitures vary from management estimates.

Stock-based compensation for the six months ended June 30, 2014 includes $1.9 million of expense related to modification of grants to 73 option holders in March 2014, which extended the time to exercise from seven years to ten years for certain options granted during 2008 and 2009 with an exercise price of $10.91.

Commencing in 2015, 50% of the Company's annual corporate bonus plan for certain executives and senior level employees will be settled with fully vested restricted stock units, and is payable in the first quarter of the following fiscal year. The plan does not limit the number of shares that can be issued to settle the obligation. During the three and six months ended June 30, 2015, the Company has recognized stock-based compensation expense related to this plan of $0.4 million. As of June 30, 2015, 128,000 shares would be required to satisfy the obligation relating to the 2015 annual corporate bonus plan.

Stock Option Exchange

On December 2, 2014, the Company commenced an option exchange to permit employee option holders to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase an equal number of shares having an exercise price equal to the greater of $6.00 and the fair market value of the Company’s common stock on the replacement grant date. The option exchange was completed on January 9, 2015. Exchanged options were cancelled at that time and immediately thereafter, the Company granted replacement options under the Amended and Restated ReachLocal 2008 Stock Incentive Plan with exercise prices of $6.00 per share. A total of 2.8 million options were exchanged. The Company will amortize the incremental expense of $1.5 million in addition to the remaining expense attributable to the exchanged awards over the vesting period of the new award.

9. Restructuring Charges

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy, improve operating efficiency and implement cost savings, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers.

2015 Restructuring Plan

In accordance with the Company’s ongoing efforts to reduce expenses and improve the operating performance of its business, the Company commenced its 2015 Restructuring Plan. The initiative is focused on enhancing earnings through an analysis of opportunities to both improve revenue performance and reduce costs. Operational efficiency improvements under the 2015 Restructuring Plan are identified and implemented through strategic realignment and targeted cost reductions, including workforce costs, facility-related expenditures and other operating expenses. The charges incurred during the six months ended June 30, 2015 primarily involved down-sizing certain facilities in North America, costs to utilize a third party facilitator to aid execution of the plan, and a reduction of the Company’s North American and international workforces. The Company expects to have continued restructuring activity under this plan, including estimated additional expenses relating to facilitation and execution of the plan of $1.9 million, which are estimated to be incurred through the third quarter of 2016.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures and Equipment Write-downs	Other Associated Costs	Total
Balance at December 31, 2014	$—	$—	$—	$—
Amounts accrued	865	1,144	2,768	4,777
Amounts paid	(600)	(59)	(1,020)	(1,679)
Accretion	—	11	—	11
Non-cash items	3	(574)	—	(571)
Balance at June 30, 2015	$265	$522	$1,748	$2,538

The Company expects the facility closures and equipment write-downs to be paid through the third quarter of 2024 and the workforce reduction costs to be paid through the third quarter of 2015.

2014 Restructuring Plans

As a result of declining performance in the Company’s North American operations during the first quarter of 2014, the Company implemented a restructuring plan which primarily involved a reduction of the Company’s North American and international workforces as well as the closure of facilities in North America and certain international markets. The Company does not expect to have continued activity under this plan.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

	Facility Closures and Equipment Write-downs	Total
Balance at December 31, 2014	$2,519	$2,519
Amounts paid	(401)	(401)
Accretion	16	16
Balance at June 30, 2015	$2,134	$2,134

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

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures	Total
Balance at December 31, 2014	$51	$626	$677
Amounts accrued	—	(189)	(189)
Amounts paid	(50)	(228)	(278)
Non-cash items	(1)	28	27
Balance at June 30, 2015	$—	$237	$237

The Company expects the facility costs to be paid through the second quarter of 2016.

 10. Term Loan

On April 30, 2015, the Company entered into the Loan Agreement with its direct and indirect domestic subsidiaries, as co-borrowers, Hercules Technology Growth Capital, Inc. (“Hercules”), as administrative agent, and the lenders party thereto from time to time (the “Lenders”), including Hercules, pursuant to which the Lenders agreed to make a term loan available to the Company for working capital and general business purposes, in a principal amount of $25.0 million. The term loan has an annual interest rate equal to the greater of (i) 11.75% and (ii) the sum of (a) the prime rate, plus (b) 8.50%. On the closing date the Company paid a fee of $0.3 million, which is to be credited against the final payment, and debt issuance costs of $0.2 million. Debt issuance costs wil be amortized over the life of the loan of 3 years and calculated using the effective interest method.

The Company is required to make interest-only payments on the term loan through May 1, 2016, though such payments may be extended through August 1, 2016 and November 1, 2016 if the Company remains in continuous compliance with the financial covenants under the Loan Agreement through April 1, 2016 and July 1, 2016, respectively, and no default or event of default has occurred and is continuing on such dates. The term loan will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest to the Lenders in consecutive monthly installments following the end of such interest-only period. The term loan matures on April 1, 2018; provided, however, that if the interest-only payments are extended through November 1, 2016, the term loan will instead mature October 1, 2018. Upon repayment of the term loan, the Company is also required to make a final payment to the Lenders equal to $1.5 million, which is accrued as interest based on the effective interest method over the 3-year term of the Loan Agreement. The term loan is secured by substantially all of the Company’s personal property including its intellectual property.

At the Company’s option, the outstanding principal balance of the term loan may be prepaid in whole, or in part in a minimum amount of $2.5 million, subject to a prepayment fee of 3% of any amount prepaid if the prepayment occurs on or prior to April 30, 2016, or 2% of the amount prepaid if the prepayment occurs after April 30, 2016 but on or prior to April 30, 2017. If the prepayment occurs after April 30, 2017, there is no prepayment fee.

The Loan Agreement includes covenants applicable to the Company and its subsidiaries, which include restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenant requirements to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. The Company is also required to maintain minimum cash in North America in an amount equal to $17.5 million at all times, unless the Company achieves positive “Adjusted EBITDA” as defined in the Loan Agreement for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. The Loan Agreement also includes events of default, the occurrence and continuation of which provide Hercules, as administrative agent, with the right to exercise remedies against the Company and the collateral securing the term loan, including potential foreclosure against the Company’s assets securing the Loan Agreement, including the Company’s cash. As of June 30, 2015, the Company was in compliance with all term loan covenants.

On August 3, 2015, the Company entered into an amendment to the Loan Agreement with Hercules, which reduces the term loan’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015.

Warrant

Concurrently with entrance into the Loan Agreement, the Company issued to Hercules, as the sole lender on the closing date, a warrant to purchase up to 177,304 shares of the Company’s common stock at an exercise price of $2.82 per share. The warrant may be exercised either for cash or on a cashless basis. The warrant expires April 30, 2022. The Company estimated the fair value of the warrant to be $0.3 million based on its relative fair value to the term loan using a Black-Sholes pricing model and accounted for the warrant as a component of additional paid-in capital. The warrant will be amortized in the income statement as a component of debt issuance cost.

11. Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the three months ended June 30, 2015, the Company recorded a benefit from income taxes totaling $40,000 and for the six months ended June 30, 2015, the Company recorded a provision for income taxes of $59,000. This is compared to a benefit from income taxes of $1.1 million for the three months ended June 30, 2014 and a benefit from income taxes of $3.0 million for the six months ended June 30, 2014. The Company’s tax provision notwithstanding pre-tax losses is due to its full valuation allowance against its net deferred tax assets in the US and certain foreign jurisdictions. Generally, a full valuation allowance will result in a zero net tax provision, since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the income tax provisions for the three and six months ended June 30, 2015 relates primarily to income taxes in the Company’s state and foreign jurisdictions and a non-cash income tax liability related to tax deductible goodwill that cannot be considered when determining a need for a valuation allowance.

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

12. Net Loss Per Share

 Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. Basic income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations for the period by the weighted average number of common shares outstanding during the period. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding. Diluted income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations for the period by the weighted average number of common and potentially dilutive securities outstanding during the period, to the extent such shares are dilutive. The Company had a loss from continuing operations for the three and six months ended June 30, 2015 and 2014, and therefore the number of diluted shares was equal to the number of basic shares for the period.

The following weighted average number of potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Deferred stock consideration and unvested restricted stock	644	775	779	653
Stock options and warrant	7,189	7,163	6,721	6,258
	7,833	7,938	7,500	6,911

The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(10,593)	$(10,326)	$(23,375)	$(16,639)
Denominator:
Weighted average common shares used in computation of loss per share from continuing operations, basic	29,097	28,469	29,083	28,279

Loss per share from continuing operations, basic	$(0.36)	$(0.36)	$(0.80)	$(0.59)

Loss per share from continuing operations, diluted	$(0.36)	$(0.36)	$(0.80)	$(0.59)

 13. Segment Information

The Company operates in one operating segment. The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of evaluating financial performance and allocating resources.

14. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow disclosures (in thousands):

	Six Months Ended June 30,
	2015	2014
Non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$219	$219
Deferred payment obligation decrease	$—	$(290)
Unpaid purchases of property and equipment	$131	$317
Assets acquired under capital leases	$(204)	$—
Investment related to the ClubLocal disposition	$—	$4,500
Issuance of warrant	$250	$—

15. Discontinued Operations

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

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our 2014 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

ReachLocal’s mission is to provide more customers to businesses around the world. We began in 2004 with the goal of helping local businesses move their advertising spend from traditional media and yellow pages to online search. While we have sold to a variety of local businesses and will continue to do so, our present focus is on small to medium-sized businesses (SMBs) and in particular, what we refer to as Premium SMBs. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. Premium SMBs have become increasingly sophisticated in their understanding of online marketing. However, we believe that Premium SMBs have not changed their desire for a single, unified solution to their marketing needs. Our goal is to provide a total digital marketing solution that will address the bulk of Premium SMBs’ online marketing needs. Our total digital marketing solution consists of products and solutions in three categories: software (ReachEdge™ and Kickserv™), digital advertising (including ReachSearch™, ReachDisplay™, ReachDisplay InAppTM and ReachRetargeting™), and web presence (including ReachSite ™, ReachSEO™, ReachCast™ and TotalLiveChat™).

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

To complement our online digital advertising solutions, we have also launched a number of presence solutions. These solutions include websites, social, search engine optimization (SEO), chat and other products and solutions, all focused on expanding and leveraging our clients’ web presence. Often these products are designed to work in concert with our digital advertising products with a goal of enhancing the return to our clients. These products are generally available in North America and selectively available in our international markets. We intend to continue to make more of our solutions available in more of our international markets.

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

We have also historically focused on international expansion. Our first expansion was in Australia in 2006. We have subsequently entered Europe (the United Kingdom, Germany, the Netherlands and Austria), Japan, Brazil, Mexico and New Zealand. However, in 2015 we are focusing on introducing more components of our total digital marketing system in our international markets and optimizing our operations in our existing large market locations including Germany, Brazil and Japan, which we believe present substantially larger market opportunities than Australia, currently our largest international market.

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

At June 30, 2015, we had approximately 19,500 Active Clients and 29,600 Active Product Units, as compared to approximately 23,200 Active Clients and 34,600 Active Product Units at June 30, 2014. Active Clients decreased by 3.5% and Active Product Units decreased by 3.6%, respectively, compared to the period ended March 31, 2015. The decrease in the number of Active Clients and Active Product Units is primarily due to an overall decrease in salespeople in both the Direct Local and NBAR channel as we have decreased our salesforce size during the ongoing transition to our new sales model and tougher selling environments in certain markets partially offset by the addition of Kickserv clients and increased client retention in the Direct Local channel.

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

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges with payment generally due in 30 days. Revenue from the licensing of our products is recognized on a straight-line basis over the applicable license or service period. There were $2.6 million and $3.2 million of accounts receivable related to our Direct Local channel at June 30, 2015 and December 31, 2014, respectively.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.4 million and $5.0 million of accounts receivable related to our National Brands, Agencies and Resellers at June 30, 2015 and December 31, 2014, respectively.

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

In addition, cost of revenue includes costs to manage and operate our various solutions and technology infrastructure, other than costs associated with our sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for the related staff, including our marketing experts, who manage client accounts and provide client-facing support, and allocated overhead such as depreciation expense, rent and utilities. Cost of revenue also includes the amortization and impairment charges on acquired technology, customer relationships and trade names.

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

Restructuring Charges. Restructuring charges consist of costs associated with the realignment and reorganization of our operations. Restructuring charges include employee termination costs, facility closure and relocation costs, contract termination costs and costs associated with utilizing a third party consultant to facilitate the execution of the plan. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period or longer. We record liabilities related to restructuring charges in accrued restructuring in the condensed consolidated balance sheets. See further discussion in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands)
Revenue	$98,776	$123,553	$198,339	$248,289
Cost of revenue (1)	55,390	63,461	111,607	126,859
Operating expenses:
Selling and marketing (1)	33,046	48,146	69,329	94,907
Product and technology (1)	7,082	6,816	14,504	13,775
General and administrative (1)	9,910	14,530	20,623	28,694
Restructuring charges	3,133	2,226	4,588	4,049
Total operating expenses	53,171	71,718	109,044	141,425
Operating loss	(9,785)	(11,626)	(22,312)	(19,995)
Other income (expense), net	(848)	195	(1,004)	383
Loss from continuing operations before income taxes	(10,633)	(11,431)	(23,316)	(19,612)
Income tax provision (benefit)	(40)	(1,105)	59	(2,973)
Loss from continuing operations	(10,593)	(10,326)	(23,375)	(16,639)
Income from discontinued operations, net of income tax of $18 and $222 for the three and six months ended June 30,2014, respectively	—	31	—	371
Net loss	$(10,593)	$(10,295)	$(23,375)	$(16,268)

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock-based compensation:
Cost of revenue	$134	$255	$290	$530
Selling and marketing	424	859	906	1,736
Product and technology	126	222	294	608
General and administrative	1,530	2,140	2,870	5,173
	$2,214	$3,476	$4,360	$8,047

Depreciation and amortization:
Cost of revenue	$219	$169	$351	$346
Selling and marketing	824	674	1,657	1,309
Product and technology	3,591	2,650	7,298	5,608
General and administrative	515	525	977	977
	$5,149	$4,018	$10,283	$8,240

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	2015-2014 % Change	2015	2014	2015-2014 % Change
(in thousands)
North America (1)
Direct Local	$46,189	$54,944	(15.9)%	$92,113	$111,208	(17.2)%
National Brands, Agencies and Resellers	17,787	22,024	(19.2)%	35,362	42,848	(17.5)%
Total revenue	$63,976	$76,968	(16.9)%	$127,475	$154,056	(17.3)%

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	2015-2014 % Change	2015	2014	2015-2014 % Change
(in thousands)
International
Direct Local	$31,085	$42,218	(26.4)%	$63,894	$84,521	(24.4)%
National Brands, Agencies and Resellers	3,715	4,367	(14.9)%	6,970	9,712	(28.2)%
Total revenue	$34,800	$46,585	(25.3)%	$70,864	$94,233	(24.8)%

	June 30,
	2015	2014
At period end:
Active Clients (2)	19,500	23,200	(15.9)%
Active Product Units (3)	29,600	34,600	(14.5)%

(1)	North America includes the United States and Canada. International includes all other countries.

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

North America revenue decreased by $13.0 million and $26.6 million for the three and six months ended June 30, 2015, compared to the same periods in 2014. The decreases were primarily due to 15.9% and 17.2% declines in North America Direct Local revenue of $8.8 million and $19.1 million compared to the prior year periods, respectively, due to smaller client bases entering the periods and fewer new client acquisitions during the periods due to tougher selling environments in certain markets and fewer salespeople as we contracted our salesforce during the ongoing transition to our new sales model, partially offset by improvements in client retention. North America National Brands, Agencies and Resellers revenue decreased by $4.2 million and $7.5 million for the three and six months ended June 30, 2015, compared to the same periods in 2014 primarily due to decreased new client acquisitions and lower client retention.

International revenue decreased by $11.8 million and $23.4 million for the three and six months ended June 30, 2015, compared to the same periods in 2014. International revenue was negatively impacted by foreign currency translations of $7.3 million and $13.1 million for the three and six months ended June 30, 2015, respectively, due to the substantial strengthening of the U.S. dollar compared to certain foreign currencies, particularly the euro and Australian dollar. International revenue was also negatively impacted by decreases of $6.1 million and $11.0 million for the three and six months ended June 30, 2015 in International Direct Local revenue on a constant currency basis compared to the prior year periods, due to smaller client bases entering the periods and fewer new client acquisitions during the periods due to fewer salespeople. The decrease for the six months ended June 30, 2015, was partially offset by an increase of $1.6 million of revenue from former SureFire clients being reported in the Direct Local channel rather than the National Brands, Agencies and Resellers channel as in the prior-year period. International National Brands, Agencies and Resellers revenue decreased by $0.8 million and $1.3 million on a constant currency basis for the three and six months ended June 30, 2015, compared to the same periods in 2014. The decrease for the three months ended June 30, 2015 was primarily due to a decrease in new client acquisitions, offset by an increase in client retention. The decrease for the six months ended June 30, 2015, was primarily due to $1.6 million from former SureFire clients being reported in the Direct Local channel rather than National Brands, Agencies and Resellers in 2014, offset by an increase in client retention.

Future revenue growth will depend on the success of our 2015 initiatives to improve our go-to-market approach, our salesforce headcount levels and the introduction of new products.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	2015-2014 % Change	2015	2014	2015-2014 % Change
(in thousands)
Cost of revenue	$55,390	$63,461	(12.7)%	$111,607	$126,859	(12.0)%
As a percentage of revenue:	56.1%	51.4%		56.3%	51.1%

The increases in our cost of revenue as a percentage of revenue for the three and six months ended June 30, 2015, compared to the same periods in 2014, were primarily due to decreases in publisher rebates, which decreased to 1.2% and 0.9% of revenue during the three and six months ended June 30, 2015, compared to 4.0% during the same periods in 2014. On June 27, 2014, we entered into a new global agreement with Google Inc. and certain of its affiliates (the “2014 Google Agreement”) that replaced our expiring Google agreement. The 2014 Google Agreement provides rebates based on overall global growth of our spending with Google. In contrast, rebates were previously determined by commitments to enter new markets and market-specific growth targets. In addition to decreased rebates, during the three and six months ended June 30, 2015, media spend increased for certain of our display products.

Our gross margins will be affected in the future by the mix and relative amount of media we purchase to fulfill service requirements, the availability and amount of publisher rebates, the cost of third-party service providers that we use as part of our solutions, the mix of products and solutions we offer, our geographic mix, our media buying efficiency, and the costs of support and delivery.

 Operating Expenses

 Selling and Marketing

	Three Months Ended June 30,		2015-2014	Six Months Ended June 30,		2015-2014
	2015	2014	% Change	2015	2014	% Change
(in thousands)
Salaries, benefits and other costs	$23,737	$37,494	(36.7)%	$51,140	$73,515	(30.4)%
Commission expense	9,309	10,652	(12.6)%	18,189	21,392	(15.0)%
Total selling and marketing	$33,046	$48,146	(31.4)%	$69,329	$94,907	(27.0)%

As a percentage of revenue:
Salaries, benefits and other costs	24.0%	30.4%		25.8%	29.6%
Commission expense	9.5	8.6		9.2	8.6
Total selling and marketing	33.5%	39.0%		35.0%	38.2%

 The decreases in selling and marketing salaries, benefits and other costs in absolute dollars for the three and six months ended June 30, 2015, compared to the same periods in 2014, were primarily due to fewer salespeople and non-sales personnel and related costs. The decrease as a percentage of revenue was primarily due to increased revenue per-salesperson as compared to the larger sales force in the prior period as we consolidated client accounts and focused on retaining higher performing sales people.

The increases in commission expense as a percentage of revenue for the three and six months ended June 30, 2015, as compared to the same periods in 2014, were primarily due to incremental commissions paid as a result of the recent transition of our North American direct sales force to our DMC model along with our global focus on retaining and rewarding our higher performing sales people.

Product and Technology

	Three Months Ended June 30,		2015-2014	Six Months Ended June 30,		2015-2014
	2015	2014	% Change	2015	2014	% Change
(in thousands)
Product and technology expenses	$7,082	$6,816	3.9%	$14,504	$13,775	5.3%
Capitalized software development costs from product and technology resources	2,635	3,680	(28.4)%	5,233	7,132	(26.7)%
Total product and technology expenses and capitalized costs	$9,717	$10,496	(7.4)%	$19,737	$20,907	(5.6)%

Percentage of revenue:
Product and technology expenses costs	7.2%	5.5%		7.3%	5.5%
Capitalized software development costs from product and technology resources	2.7	3.0		2.6	2.9
Total product and technology costs expensed and capitalized	9.9%	8.5%		10.0%	8.4%

 Product and technology expense increased during the three and six months ended June 30, 2015, compared to the same periods in 2014, while total product and technology expenses and capitalized costs decreased during the periods. Employee and professional services costs decreased by $2.0 million and $3.3 million, respectively, during the periods partially due to our cost savings initiatives, but were more than offset by increased amortization of software development costs of $0.7 million and $1.2 million, respectively, and a decrease in the amount of total product and technology expenses and capitalized costs during the periods of $1.0 million and $1.9 million, respectively, due to the timing of capitalizable projects. The increases in total product and technology expensed and capitalized as a percentage of revenue were primarily driven by the decrease in revenue.

We expect our product and technology expenses to continue to increase in absolute dollars as we invest in new product initiatives to improve and expand our technology platform, and as we increase the pace of international launches of new products and solutions.

 General and Administrative

	Three Months Ended June 30,		2015-2014	Six Months Ended June 30,		2015-2014
	2015	2014	% Change	2015	2014	% Change
(in thousands)
General and administrative	$9,910	$14,530	(31.8)%	$20,623	$28,694	(28.1)%
As a percentage of revenue:	10.0%	11.8%		10.4%	11.6%

 The decreases in general and administrative expenses in absolute dollars and as a percentage of revenue for the three and six months ended June 30, 2015, compared to the same periods in 2014, were primarily due to the absence of certain charges that occurred in the prior period. Legal fees and contingencies decreased $1.7 million and $2.3 million, respectively, and bad debt expense decreased $0.8 million and $1.1 million, respectively, each related to our United Kingdom market. Employee costs also decreased $1.0 million and $2.5 million, respectively, when compared to the prior year period.

We are continuing to take steps to reduce general and administrative expenses, but we cannot predict if we will be successful.

Restructuring Charges

In accordance with our ongoing efforts to reduce expenses and improve the operating performance of our business, we commenced our 2015 Restructuring Plan in January 2015. The initiative is focused on enhancing earnings through an analysis of opportunities to both improve revenue performance and reduce costs. Restructuring charges for the six months ended June 30, 2015 totaled $4.8 million, consisting of $1.1 million of lease termination costs as a result of down-sizing a North American facility, $0.9 million of contract termination costs, and $2.8 million of costs associated with utilizing a third party consultant to facilitate the execution of the plan. We expect to have continued restructuring activity under this plan for at least the next 12 months as part of our effort to continue to improve the profitability of the Company.

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

We are continuing to take steps to reduce expenses and improve our business, and therefore we expect additional charges under our restructuring plan during 2015.

Other Income (Expense), Net

Other expense, net of $0.8 million and $1.0 million for the three and six months ended June 30, 2015, primarily consisted of $0.8 million of interest expense related to the loan and security agreement entered into on April 30, 2015 and foreign currency fluctuations.

Provision for Income Taxes

For the three months ended June 30, 2015, the Company recorded a benefit from income taxes of $40,000 and for the six months ended June 30, 2015, the Company recorded a provision for income taxes of $59,000. This is compared to a benefit from income taxes of $1.1 million for the three months ended June 30, 2014 and a benefit from income taxes of $3.0 million for the six months ended June 30, 2014. The Company’s tax provision notwithstanding pre-tax losses is due to its full valuation allowance against its net deferred tax assets in the US and certain foreign jurisdictions. Generally, a full valuation allowance will result in a zero net tax provision, since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the income tax provisions for the three and six months ended June 30, 2015 relates primarily to income taxes in the Company’s state and foreign jurisdictions and a non-cash income tax liability related to tax deductible goodwill that cannot be considered when determining a need for a valuation allowance.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA is useful to investors in evaluating our operating performance. For the three and six months ended June 30, 2015 and 2014, our Adjusted EBITDA was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands)
Operating income (loss)	$(9,785)	$(11,626)	$(22,312)	$(19,995)
Add:
Depreciation and amortization	5,149	4,018	10,283	8,240
Stock-based compensation, net	2,214	3,476	4,360	8,047
Acquisition and integration costs	4	2	11	16
Restructuring charges	3,133	2,226	4,588	4,049
Adjusted EBITDA	$715	$(1,904)	$(3,070)	$357

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

Liquidity and Capital Resources

	Six Months Ended June 30,
Consolidated Statements of Cash Flow Data:	2015	2014
(in thousands)
Net cash used in operating activities, continuing operations	$(12,990)	$(4,218)
Net cash used in investing activities, continuing operations	$(6,902)	$(14,775)
Net cash provided by (used in) financing activities, continuing operations	$6,130	$5,849
Net cash used in discontinued operations	$(60)	$(1,262)

Operating Activities

During the six months ended June 30, 2015, we used $13.0 million of net cash in operating activities from continuing operations, primarily due to a loss of $23.4 million from continuing operations and a change in operating assets and liabilities of $9.2 million, partially offset by non-cash expenses of $19.6 million. The change in operating assets and liabilities included a decrease in accounts payable of $8.5 million due to the timing of payments, a decrease in deferred revenue by $1.3 million due to a decrease in sales, and a decrease in accrued restructuring of $2.4 million, offset by a decrease in accounts receivable of $1.9 million due to a decrease in sales on credit. Non-cash expenses included $10.3 million of depreciation and amortization, $4.4 million of stock-based compensation expense, and $4.6 million of restructuring charges.

Net cash used in operating activities related to continuing operations increased by $8.8 million during the six months ended June 30, 2015 compared to 2014, primarily as a result of lower operating performance, offset by a reduction in expenses. Income from continuing operations adjusted for non-cash items decreased by $8.3 million. In addition, cash flow from operating activities was unfavorably impacted by an incremental decrease in accounts payable of $4.3 million compared to 2014 due to timing of payments made and a decrease in deferred rent and other liabilities of $1.5 million due to the term loan entered into during the three months ended June 30, 2015. These unfavorable impacts to cash flow were partially offset by a decrease of $4.1 million in other receivables and prepaid expenses due to decreased media rebates receivable as a result of the 2014 Google Agreement and receipt of a $2.0 million tax refund during the three months ended June 30, 2015 related to the carryback of our 2014 federal net operating loss. Further, accounts receivable decreased $1.9 million compared to 2014 due to a decrease in sales.

Investing Activities

Our primary investing activities have consisted of capitalized software development costs, purchases of property and equipment, business acquisitions, investments in a partnership, and short-term investments. Each of these activities varies from period to period due to the timing of the expansion of our operations and our software development efforts.

We invested $6.9 million during the six months ended June 30, 2015, which was a decrease of $7.9 million compared to 2014. The decrease primarily relates to investments in the prior period which were not made in the current period, including an investment of $2.0 million in a privately held partnership and an investment of $1.8 million as part of the SureFire acquisition. Our purchases of property and equipment also decreased by $5.2 million, offset by an increase in software capitalization of $2.0 million compared to the prior-year period.

We expect to use capital for acquisitions, purchases of property and equipment, and development of software in an amount similar to or less than 2014.

Financing Activities

Our primary financing activities have consisted of borrowing under a term loan, net proceeds from the exercise of stock options and payments for capital lease obligations.

Net cash provided by financing activities increased by $0.3 million during the six months ended June 30, 2015 compared to the same period in 2014, due to $24.7 million of net proceeds from the term loan entered into in April 2015, offset by segregation of $17.5 million of the term loan proceeds as restricted cash, and a decrease in net proceeds from the exercise of stock options of $6.4 million. In addition, on April 10, 2015 we made a payment of $0.4 million for the earn-out and indemnity holdback related to the acquisition of SureFire.

Loan Agreement

On April 30, 2015, we entered into a loan and security agreement (the “Loan Agreement”) with our direct and indirect domestic subsidiaries, as co-borrowers, Hercules Technology Growth Capital, Inc. (“Hercules”), as administrative agent, and the lenders party thereto from time to time (the “Lenders”), including Hercules, pursuant to which the Lenders agreed to make a term loan available to us for working capital and general business purposes, in a principal amount of $25.0 million. The term loan has an annual interest rate equal to the greater of (i) 11.75% and (ii) the sum of (a) the prime rate, plus (b) 8.50%. On the closing date we paid a fee of $0.3 million, which is to be credited against the final payment, and debt issuance costs of $0.2 million.

We are required to make interest-only payments on the term loan through May 1, 2016, though such payments may be extended through August 1, 2016 and November 1, 2016 if we remain in continuous compliance with the financial covenants under the Loan Agreement through April 1, 2016 and July 1, 2016, respectively, and no default or event of default has occurred and is continuing on such dates. The term loan will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest to the Lenders in consecutive monthly installments following the end of such interest-only period. The term loan matures on April 1, 2018; provided, however, that if the interest-only payments are extended through November 1, 2016, the term loan will instead mature October 1, 2018. Upon repayment of the term loan, we are also required to make a final payment to the Lenders equal to $1.5 million. The term loan is secured by substantially all of our personal property including our intellectual property.

At our option, the outstanding principal balance of the term loan may be prepaid in whole, or in part in a minimum amount of $2.5 million, subject to a prepayment fee of 3% of any amount prepaid if the prepayment occurs on or prior to April 30, 2016, or 2% of the amount prepaid if the prepayment occurs after April 30, 2016 but on or prior to April 30, 2017. If the prepayment occurs after April 30, 2017, there is no prepayment fee.

The Loan Agreement includes covenants applicable to us, which include restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenant requirements to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. We are also required to maintain minimum cash in North America in an amount equal to $17.5 million at all times, unless we achieve positive “Adjusted EBITDA” as defined in the Loan Agreement for 3 consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. The Loan Agreement also includes events of default, the occurrence and continuation of which provide Hercules, as administrative agent, with the right to exercise remedies against us and the collateral securing the term loan, including potential foreclosure against our assets securing the Loan Agreement, including the our cash. We are in compliance with all of the Loan Agreement’s covenants as of the date of this quarterly report.

On August 3, 2015, we entered into an amendment to the Loan Agreement with Hercules, which reduces the term loan’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015.

Concurrently with entrance into the Loan Agreement, we issued to Hercules, as the sole lender on the closing date, a warrant to purchase up to 177,304 shares of our common stock, at an exercise price of $2.82 per share. The warrant may be exercised either for cash or on a cashless basis. The warrant expires April 30, 2022.

Liquidity

At June 30, 2015, we had cash and cash equivalents of $28.6 million and short-term investments of $52,000. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 3, “Foreign Currency Exchange Risk,” for more information). We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At June 30, 2015, we had restricted cash in North America related to the minimum cash balance required to maintain under the terms of the Loan Agreement of $17.5 million, unless we achieve positive “Adjusted EBITDA” as defined in the Loan Agreement, for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. Also, at June 30, 2015, we had restricted cash related to certificates of deposits held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for merchant accounts, and cash deposits funded to a restricted account determined on a monthly basis in accordance with our employee health care self-insurance plan in the amount of $3.6 million, of which, $0.2 million relate to the employee health care self-insurance plan.

At June 30, 2015, we had significant internal product and technology resources working on projects that met the criteria for capitalization as software development costs and others that did not, although none of the projects in process were long-term projects (greater than one year). The amount capitalized for such projects in future periods will be evaluated by management and will impact the portion of costs for those internal resources that reduces net cash provided by operating activities and the portion of such costs used in investing activities.

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

Due to our overall performance and capital expenditures, cash balances at June 30, 2015, decreased $15.1 million from December 31, 2014. At June 30, 2015, our current liabilities exceeded our current assets by $55.7 million. We have taken and will continue to take steps to reduce expenses and improve our business. We believe that our available cash, including cash borrowed pursuant to the Loan Agreement, and anticipated cost reductions will together be sufficient to satisfy our operating activities, working capital and planned investing and financing activities for at least the next 12 months.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The amendments in this update are effective for the Company as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. We early adopted this update in the second quarter of 2015 upon entering the Loan Agreement on April 30, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for the Company as of January 1, 2017, but in April 2015, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2018, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). We are currently assessing the impact of this update on our consolidated financial statements.

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

On April 30, 2015, we entered into the Loan Agreement for a $25.0 million term loan. The term loan bears interest at the prime rate plus 8.5% (with a prime rate floor of 3.25%), which increases our risk exposure to increases in interest rates. Accordingly, a one percent increase in the prime rate above the floor would result in net additional annual interest expense on our outstanding borrowings as of June 30, 2015 of $0.5 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the six months ended June 30, 2015, a 10% strengthening of the U.S. dollar relative to those foreign currencies would have resulted in a decrease in revenue of $7.6 million, but an increase in operating income of $0.6 million. A 10% weakening of the U.S. dollar relative to those foreign currencies, however, would have resulted in an increase in revenue of $7.6 million, but a decrease in operating income of $0.6 million. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 36% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

 Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such time to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. Over the past 18 months, we have been involved in disputes with former customers in the United Kingdom that allege that we were not fully transparent in our pricing. On June 15, 2015, one of our former clients in the United Kingdom filed a lawsuit in the High Court of Justice alleging fraudulent misrepresentations and breach of contract. Our insurance carrier is providing us with a defense under a reservation of rights. We resolved similar matters in 2014 and have adequately reserved for such matters based on the current estimate of outcomes.

We believe that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and the additional risk factor set forth in our quarterly report for the three months ended March 31, 2015, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors previously authorized the repurchase of up to $47.0 million of our outstanding common stock. At March 31, 2015, we had repurchased $36.3 million of our common stock in total under the program, leaving $10.7 million available. There were no repurchases under the program during 2015. On April 29, 2015 our Board of Directors terminated our repurchase program.

We are deemed to repurchase common stock surrendered by participants to cover tax withholding obligations with respect to the vesting of restricted stock and restricted stock units.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index following the signature page to this report are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Sharon T. Rowlands
Name:	Sharon T. Rowlands
Title:	Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: August 6, 2015

EXHIBIT INDEX

Exhibit No	Description of Exhibit

10.1†

Addendum to Google AdWords PSP Addendum, dated May 4, 2015, among ReachLocal, Inc. and certain of its affiliates, and Google Inc. and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-34749) filed with the Securities and Exchange Commission on May 7, 2015)

10.2†	Amendment to Google AdWords PSP Addendum, effective June 1, 2015, among ReachLocal, Inc. and certain of its affiliates, and Google Inc. and certain of its affiliates

10.3

Loan and Security Agreement, dated as of April 30, 2015, by and among ReachLocal, Inc., direct and indirect domestic subsidiaries of ReachLocal, Inc., as co-borrowers, Hercules Technology Growth Capital, Inc., as administrative agent, and the lenders party thereto from time to time, including Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-34749) filed with the Securities and Exchange Commission on May 7, 2015)

10.4

First Amendment to Loan and Security Agreement, dated as of August 3, 2015, by and between ReachLocal, Inc., direct and indirect domestic subsidiaries of ReachLocal, Inc., as co-borrowers, Hercules Technology Growth Capital, Inc., as administrative agent, and the lenders party thereto from time to time, including Hercules Technology Growth Capital, Inc.

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