Form 10-Q
period 2015-09-30
ReachLocal Inc
filed 2015-11-09
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 6, 2015
Common Stock, $0.00001 par value	29,421,308

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$17,813	$43,720
Short-term investments	81	904
Accounts receivable, net of allowance for doubtful accounts of $860 and $961 at September 30, 2015 and December 31, 2014, respectively	6,689	7,844
Prepaid expenses and other current assets	8,476	9,620
Total current assets	33,059	62,088

Property and equipment, net	15,547	19,639
Capitalized software development costs, net	21,155	21,555
Restricted cash—term loan (Note 11)	17,500	—
Restricted cash	3,267	3,589
Intangible assets, net	4,210	5,492
Non-marketable investments	9,000	9,000
Other assets	3,405	3,518
Goodwill	19,989	48,189
Total assets	$127,132	$173,070

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$33,484	$44,874
Accrued compensation and benefits	14,188	15,972
Deferred revenue	25,824	29,016
Accrued restructuring	3,857	3,196
Term loan	5,877	—
Capital lease	690	624
Other current liabilities	11,454	12,316
Liabilities of discontinued operations	779	850
Total current liabilities	96,153	106,848

Term loan	18,687	—
Capital lease	662	1,103
Deferred rent and other liabilities	11,640	12,195
Total liabilities	127,142	120,146

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.00001 par value—140,000 shares authorized; 29,419 and 29,269 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Receivable from stockholder	(52)	(65)
Additional paid-in capital	138,572	132,080
Accumulated deficit	(133,581)	(74,569)
Accumulated other comprehensive loss	(4,949)	(4,522)
Total stockholders’ equity	(10)	52,924
Total liabilities and stockholders’ equity	$127,132	$173,070

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$95,282	$117,623	$293,620	$365,912
Cost of revenue	53,671	64,154	165,278	191,013
Operating expenses:
Selling and marketing	30,634	45,479	99,964	140,386
Product and technology	6,947	6,746	21,450	20,521
General and administrative	9,310	12,183	29,933	40,877
Restructuring charges	983	518	5,571	4,567
Impairment of goodwill	27,800	—	27,800	—
Total operating expenses	75,674	64,926	184,718	206,351

Operating loss	(34,063)	(11,457)	(56,376)	(31,452)
Other income (expense), net	(1,179)	208	(2,182)	591
Loss from continuing operations before income taxes	(35,242)	(11,249)	(58,558)	(30,861)
Income tax provision (benefit)	395	35	454	(2,938)
Loss from continuing operations	(35,637)	(11,284)	(59,012)	(27,923)
Income from discontinued operations, net of income tax of $222 for the nine months ended September 30, 2014	—	—	—	371
Net loss	$(35,637)	$(11,284)	$(59,012)	$(27,552)

Net loss per share:

Basic:
Loss from continuing operations	$(1.22)	$(0.40)	$(2.03)	$(0.98)
Income from discontinued operations, net of income taxes	—	—	—	0.01
Net loss per share	$(1.22)	$(0.40)	$(2.03)	$(0.97)

Diluted:
Loss from continuing operations	$(1.22)	$(0.40)	$(2.03)	$(0.98)
Income from discontinued operations, net of income taxes	—	—	—	0.01
Net loss per share	$(1.22)	$(0.40)	$(2.03)	$(0.97)

Weighted average common shares used in the computation of income (loss) per share:
Basic	29,194	28,515	29,120	28,360
Diluted	29,194	28,515	29,120	28,360

 See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(35,637)	$(11,284)	$(59,012)	$(27,552)
Other comprehensive income (loss):
Foreign currency translation adjustments	(358)	(878)	(428)	(43)
Comprehensive loss	$(35,995)	$(12,162)	$(59,440)	$(27,595)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Loss from continuing operations	$(59,012)	$(27,923)
Adjustments to reconcile loss from continuing operations, net of income taxes, to net cash used in operating activities:
Depreciation and amortization	14,995	12,595
Stock-based compensation	6,556	10,718
Restructuring charges	5,571	4,567
Impairment of goodwill	27,800	—
Loss on disposal of fixed assets	135	—
Excess tax shortfalls from stock-based awards	—	1,185
Provision for doubtful accounts	(12)	1,568
Non-cash interest expense, net	387	(243)
Deferred taxes, net	—	(1,325)
Changes in operating assets and liabilities:
Accounts receivable	789	(728)
Prepaid expenses and other current assets	938	2,049
Other assets	13	(1,175)
Accounts payable	(9,803)	(3,075)
Accrued compensation and benefits	(1,574)	(119)
Deferred revenue	(2,170)	(1,938)
Accrued restructuring	(4,405)	(1,620)
Deferred rent and other liabilities	91	(303)
Net cash used in operating activities, continuing operations	(19,701)	(5,767)
Net cash used in operating activities, discontinued operations	(70)	(1,402)
Net cash used in operating activities	(19,771)	(7,169)

Cash flows from investing activities:
Additions to property, equipment and software	(11,171)	(18,987)
Maturities of certificates of deposits and short-term investments	582	—
Purchases of certificates of deposits and short-term investments	—	(85)
Acquisitions, net of acquired cash	—	(1,789)
Investment in non-marketable securities	—	(2,000)
Net cash used in investing activities, continuing operations	(10,589)	(22,861)

Cash flows from financing activities:
Proceeds from term loan, net	24,700	—
Restricted cash—term loan	(17,500)	—
Payment of deferred and contingent consideration	(529)	—
Proceeds from exercise of stock options	7	6,438
Excess shortfalls from stock-based awards	—	(1,185)
Principal payments on capital lease obligations	(504)	(65)
Debt issuance costs	(194)	—
Common stock repurchases	(5)	(66)
Net cash provided by financing activities	5,975	5,122

Effect of exchange rate changes on cash and cash equivalents	(1,522)	(889)
Net change in cash and cash equivalents	(25,907)	(25,797)
Cash and cash equivalents—beginning of period	43,720	77,514
Cash and cash equivalents—end of period	$17,813	$51,717

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

Liquidity and Capital Resources

 During the first nine months of 2015, the Company experienced declining revenues as a result of challenging market conditions and worse than expected performance in the Company’s international markets. In conjunction with the Company’s initiatives to transform the business and focus on profitable revenue, these conditions have had a significant negative impact on its operating results and cash flows. As a result the Company has taken a number of steps to reduce expenses and improve its business through, for example, its 2015 Restructuring Plan, including significant cost-saving measures such as workforce reductions, downsizing certain facilities in North America, as well as reductions of general corporate expenses and capital expenditures.

In order to provide further liquidity to meet working capital and capital resource requirements, on April 30, 2015 the Company entered into a Loan and Security Agreement (the “Loan Agreement”) for a $25.0 million term loan. See Note 11, Term Loan, for more information. The Company received $24.7 million of net proceeds from the term loan, $17.5 million of which is considered restricted cash required under the terms of the Loan Agreement. The Company’s overall performance and capital expenditures more than offset the $7.2 million of net unrestricted cash from the term loan, resulting in cash balances at September 30, 2015, that decreased $25.9 million from December 31, 2014. The Company’s current liabilities exceeded its current assets by $63.1 million at September 30, 2015, and it has incurred an operating loss of $56.4 million for the nine months then ended.

Under the Loan Agreement, the Company is required to maintain minimum cash in North America in an amount equal to $17.5 million at all times, unless the Company achieves positive “Adjusted EBITDA” as defined in the Loan Agreement for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. The Company achieved positive “Adjusted EBITDA” during the quarter ended September 30, 2015, which qualifies as the potential first of the required three consecutive quarters. The Loan Agreement includes covenants applicable to the Company and its subsidiaries, which include restrictions on transferring collateral, incurring additional indebtedness, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenant requirements to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. The Loan Agreement also contains a subjective acceleration clause that can be triggered if the Company experiences a Material Adverse Effect, as defined in the Loan Agreement, which would be considered an event of default. On August 3, 2015, the Company entered into an amendment to the Loan Agreement, which reduced the Loan Agreement’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, the Company entered into an amendment to the Loan Agreement with Hercules, which waives compliance with the term loan’s revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, the Company (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from the November 9, 2015, instead of April 30, 2016, and (iii) agreed to amend the Hercules warrant as described below no later than November 16, 2016. As of September 30, 2015, the Company was in compliance with all financial covenants of the Loan Agreement.

The Company will need to make further cost reductions in its operating expenses and capital expenditures to maintain a sufficient cash balance to fund its operations and maintain compliance with the minimum cash balance requirement under the Loan Agreement. Management is committed to execute further cost reductions throughout all aspects of the business, including in the areas of product and technology, sales and marketing, service and support, and general corporate expenses. These additional cost-saving measures are estimated to result in expense reductions of approximately $24.0 million during the next twelve months, although some of these cost-saving measures are expected to negatively impact revenues. The Company will continue to evaluate the extent and effectiveness of its cost-saving measures and monitor its expenses compared to revenue and intends to implement additional cost reductions in future periods if and as circumstances warrant.

The Company believes that it will be able to maintain compliance with the minimum cash balance in North America in excess of $17.5 million in addition to the other financial covenants contained in the Loan Agreement through 2016 as a result of its cost control measures. The Company believes that it will be able to achieve the revenue and earnings targets under the Loan Agreement during the fourth quarter of 2015, as well as the revenue and earnings targets for 2016, which will equal 90% and 80% of the respective amounts contained in the Company’s 2016 operating plan, when approved by the Company’s board of directors. However, there can be no assurance that these actions will be successful or that further adverse events outside of the Company’s control may arise that would result in the Company’s inability to comply with the Loan Agreement’s covenants. If an event of default were to occur, the Company may be required to obtain a further amendment or a waiver to the Loan Agreement, refinance the term loan, divest non-core assets or operations and/or obtain additional equity or debt financing. If the Company was unable to obtain such a waiver or amendment, or consummate such transactions, the administrative agent could exercise remedies against the Company and the collateral securing the term loan, including potential foreclosure against the Company’s assets securing the Loan Agreement, including the Company’s cash.

In consideration of these conditions, the Company currently anticipates that funds expected to be generated from operations, including cost-saving measures the Company has taken and intends to take, will be sufficient to meet the Company’s anticipated cash requirements for at least the next twelve months. However, there is no assurance that the results of operations and cash flows expected during that period of time will be achieved.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2015, the Company’s results of operations for the three and nine months ended September 30, 2015 and 2014 and the Company’s cash flows for the nine months ended September 30, 2015 and 2014. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. All references to the three and nine months ended September 30, 2015 and 2014 in the notes to the condensed consolidated financial statements are unaudited.

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

Cash and Cash Equivalents

The Company reports all highly liquid short-term investments with original maturities of three months or less at the time of purchase as cash equivalents. As of September 30, 2015 and December 31, 2014, cash equivalents consist of demand deposits and money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash—Term Loan

Under the terms of the Loan Agreement, the Company is required to maintain, at all times, cash in North America of at least $17.5 million, unless the Company achieves positive “Adjusted EBITDA” as defined in the Loan Agreement for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. Restricted cash—term loan represents the required minimum compensating balance to secure the term loan. See Note 11, Term Loan, for more information.

   Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for the Company’s merchant accounts, and cash deposits in a restricted account in accordance with the Company’s employee health care self-insurance plan. The letters of credit will lapse at the end of the respective lease terms through 2024 and the certificates of deposit automatically renew for successive one-year periods over the duration of the lease term. The restrictions related to merchant accounts and the Company’s self-insurance plan will lapse upon termination of the respective underlying arrangements. At September 30, 2015 and December 31, 2014, the Company had restricted cash in the amount of $3.3 million and $3.6 million, respectively, of which, $0.2 million, related to the employee health care self-insurance plan.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for the Company as of January 1, 2016. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted. The Company is currently assessing the impact of this update, and believes that its adoption on January 1, 2016 will not have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The amendments in this update are effective for the Company as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company early adopted this update in the second quarter of 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for the Company as of January 1, 2017, but in August 2015, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2019, and will permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). The Company is currently assessing the impact of this update on its consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$17,813	$17,813	$—	$—
Restricted cash—term loan	$17,500	$17,500	$—	$—
Short-term investments	$81	$81	$—	$—
Restricted cash	$3,062	$—	$3,062	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$43,720	$43,720	$—	$—
Short-term investments	$904	$904	$—	$—
Restricted cash	$3,416	$—	$3,416	$—

Liabilities:
Acquisition-related contingent consideration	$349	$—	$—	$349

The Company’s restricted cash is valued using pricing sources and models utilizing market observable inputs, as provided to the Company by its broker.

On April 10, 2015, ReachLocal New Zealand Limited (“RL NZ”) paid NZ$0.4 million ($0.3 million) of earn-out consideration due, offset by NZ$0.2 million ($0.1 million) pursuant to a net working capital adjustment in the Company’s favor. On September 18, 2015, RL NZ made the final payment of $0.1 million for the indemnity holdback.

The Company also has an investment in a privately held partnership that is one of its service providers. During March 2013, the Company invested $2.5 million for a 4% equity interest in the service provider, and in March 2014, the Company invested $2.0 million for an additional 3.2% equity interest. The Company does not have significant influence over the entity. In addition, the Company has an equity interest of 14.2% in SERVIZ, Inc., the entity that acquired its former ClubLocal business, and does not have significant influence over the entity. The carrying amounts of the Company’s cost method investments were each $4.5 million at September 30, 2015, and are included in non-marketable investments in the accompanying condensed consolidated balance sheet.

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

Acquisition costs in connection with the Kickserv acquisition were immaterial. The revenues and results of operations of the acquired businesses for the post-acquisition period were included in the consolidated statements of operations and were immaterial for the period ended September 30, 2015. The pro forma results are not shown as the impact is not material.

Acquisition of SureFire

On March 21, 2014, RL NZ acquired certain assets and hired certain employees of SureFire Search Limited (“SureFire”) as part of the Company’s international expansion plan. From 2010 until the acquisition, SureFire was the Company’s exclusive reseller in New Zealand.

At closing, RL NZ paid NZ$1.7 million ($1.5 million) in cash of the estimated NZ$2.8 million ($2.4 million) purchase price. The remaining balance of the estimated purchase price was deferred subject to meeting revenue targets and an indemnity holdback, payable, if at all, after the 12-month anniversary of the closing date, and the 12- and 18-month anniversaries of the closing date, respectively. The maximum amount of contingent consideration payable was NZ$2.0 million and the fair value of the contingent consideration was recorded as an accrued expense. The fair value of the earn-out consideration under the income approach was determined at the time of acquisition by using the Black-Scholes option pricing model. This approach is based on significant inputs that are not observable in the market, which are considered Level 3 inputs. Key assumptions include forecasted first year revenue, volatility of 30% based on volatilities of selected comparable companies, and a risk-free rate of 0.14% based on a one-year U.S. treasury yield rate. The liability for the indemnity holdback was recorded based on the assumption that there would be no claims made against the holdback and that 65% ($0.2 million) of the indemnity holdback would be paid April 2015 and the remaining 35% ($0.1 million) would be paid October 2015. The fair value of the indemnity holdback at the date of acquisition was NZ$0.4 million ($0.3 million). On April 10, 2015, RL NZ paid NZ$0.6 million ($0.4 million), which included NZ $0.4 million ($0.3 million) of earn-out consideration due and NZ $0.3 million ($0.2 million) for the 12-month indemnity holdback release, offset by NZ $0.2 million ($0.1 million) to a net working capital adjustment in the Company’s favor. On September 18, 2015, RL NZ made the final payment of $0.1 million for the indemnity holdback.

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

Acquisition costs in connection with the SureFire acquisition were immaterial. The revenues and results of operations of the acquired businesses for the periods post-acquisition were included in the consolidated statements of operations and were immaterial for the period ended September 30, 2015. The pro forma results are not shown as the impact is not material.

Acquisition of RealPractice

On January 6, 2014, the Company made the final deferred payment in connection with its 2012 acquisition of RealPractice in the amount of $0.3 million.

5. Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of our acquired businesses over the fair value of the net tangible and intangible assets acquired. The Company accounts for goodwill in accordance with ASC 350, Intangibles—Goodwill and Other, which addresses financial accounting and reporting requirements for goodwill and requires testing of goodwill at the reporting unit level for impairment at least annually. The Company’s goodwill is comprised of balances in both the North America and Asia-Pacific reporting units. The Company tests the goodwill of its reporting units for impairment annually on the first day of the fourth quarter, and whenever events occur or circumstances change that would more likely than not indicate that the goodwill might be impaired.

The goodwill impairment test involves a two-step process. However, for the annual goodwill assessment prior to performing the two-step quantitative test, the Company has the option to first assess qualitative factors. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value or if the carrying value of the reporting unit is negative, the Company must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

Impairment of Goodwill

During the quarter ended September 30, 2015, due to a decline in internal projections for the Asia-Pacific reporting unit of both revenue and profitability as a result of recent declines in its financial performance, the Company determined that sufficient indicators of potential impairment existed to require an interim quantitative goodwill impairment test for the Asia-Pacific reporting unit as of August 31, 2015. The amount of goodwill assigned to the Asia-Pacific reporting unit at August 31, 2015 was $32.4 million. Due to the complexity and the effort required to estimate the fair value of the Asia-Pacific reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Asia-Pacific reporting unit in step two of the test, the fair value estimates were derived based on preliminary assumptions and analysis that are subject to change. Based on the Company’s revised forecasts, the carrying value of goodwill exceeded the implied fair value of goodwill for the Asia-Pacific reporting unit. As a result, the Company recorded a preliminary impairment charge of $27.8 million for the goodwill in the Asia-Pacific reporting unit during the quarter ended September 30, 2015, which is included in impairment of goodwill in the accompanying consolidated statements of operations. Any adjustment to the estimated impairment charge will be recorded in the fourth quarter of 2015. The Company did not identify an impairment of its finite-lived intangible assets or other long-lived assets based on its estimates included in the second step of the quantitative test.

The process of estimating the fair value of goodwill is subjective and requires the Company to make estimates that may significantly impact the outcome of the analyses. The estimated fair value of the Asia-Pacific reporting unit was determined using both an income-based valuation approach, and a market-based valuation approach, each weighted 50%. Under the income approach, fair value of the reporting unit is estimated using the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates determined to be commensurate with the risks inherent in its business model, and other assumptions. The future cash flows for the reporting unit were projected based on the Company’s estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). The Company took into account expected competitive global industry and market conditions. Under the market-based valuation approach, each reporting unit’s fair value is estimated based on industry multiples of revenues and operating earnings.

The inputs of the discounted cash flow method used to determine the fair value of the Asia-Pacific reporting unit included a conservative average 3% growth rate to calculate the terminal value and a discount rate of 17%. Factors that have the potential to create variances in the estimated fair value of the Asia-Pacific reporting unit include, but are not limited to, fluctuations in (i) number of clients and active campaigns, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to generate new campaigns; and (iii) equity valuations of peer companies.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

	North America	Asia-Pacific	Total
Goodwill at December 31, 2014	$13,680	$34,509	$48,189
Accumulated impairment loss	—	(27,800)	(27,800)
Foreign currency translation	—	(400)	(400)
Balance at September 30, 2015	$13,680	$6,309	$19,989

 Finite-Lived Intangible Assets

At September 30, 2015 and December 31, 2014, finite-lived intangible assets consisted of the following (in thousands):

	September 30, 2015
	Useful Life (years)			Gross Value	Accumulated Amortization	Net
Developed technology	3	-	8	$5,490	$(2,827)	$2,663
Customer contracts and relationships	2	-	4	1,658	(631)	1,027
Trade names			10	570	(50)	520
Total				$7,718	$(3,508)	$4,210

	December 31, 2014
	Useful Life (years)			Gross Value	Accumulated Amortization	Net

Developed technology	3	-	8	$5,490	$(2,130)	$3,360
Customer contracts and relationships	2	-	4	1,875	(306)	1,569
Trade names			10	570	(7)	563
Total				$7,935	$(2,443)	$5,492

Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Years Ending December 31,
Remaining 2015	$234
2016	935
2017	675
2018	584
2019	431
Thereafter	1,351
Total	$4,210

For the three months ended September 30, 2015 and 2014, amortization expense related to acquired intangible assets was $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2015 and 2014, amortization expense related to acquired intangible assets was $1.2 million and $0.9 million, respectively

6. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Capitalized software development costs	$65,019	$56,498
Accumulated amortization	(43,864)	(34,943)
Capitalized software development costs, net	$21,155	$21,555

For the three months ended September 30, 2015 and 2014, the Company recorded amortization expense of $2.8 million and $2.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded amortization expense of $8.6 million and $7.2 million, respectively. At September 30, 2015 and December 31, 2014, $2.7 million and $5.0 million, respectively, of capitalized software development costs were related to projects still in process.

7. Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company believes that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

North America

On May 2, 2014, a lawsuit, purporting to be a class action, was filed by one of the Company’s former clients in the United States District Court in Los Angeles. The complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California’s unfair competition law. The complaint seeks monetary damages, restitution and attorneys’ fees. The Company filed a motion to dismiss on June 20, 2014, which was denied on December 4, 2014. While the case is at an early stage, the Company believes that the case is substantively and procedurally without merit. The Company’s insurance carrier is providing defense under a reservation of rights.

Europe

Over the past 21 months, the Company’s United Kingdom subsidiary (“RL UK”), has been involved in a number of disputes with former clients that allege RL UK made misrepresentations in connection with sales to those clients. The Company resolved a number of these disputes in 2014 and believes it may face similar claims in the future. On June 15, 2015, one former client filed a lawsuit in the High Court of Justice alleging fraudulent misrepresentations and breach of contract. The Company’s insurance carrier is providing a defense under a reservation of rights. The Company has adequately reserved for this matter based on the current estimate of outcomes.

Other Commitments

The Company engaged a third party facilitator to provide direct support in the execution of its 2015 Restructuring Plan. In addition to fees incurred during the nine months ended September 30, 2015, the Company will continue to make payments for the final committed fees based on the future projected value of results achieved by the facilitator-led program. See Note 10, Restructuring Charges, for more information.

8. Stockholders’ Equity

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

9. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,096	$9.48
Granted	5,571	$4.43
Exercised	(31)	$0.24
Forfeited	(4,398)	$9.67
Outstanding at September 30, 2015	7,238	$5.52	6.5	$—

Vested and exercisable at September 30, 2015	1,961	$8.87	5.4	$—

Unvested at September 30, 2015, net of estimated forfeitures	4,194	$4.28	6.9	$—

      The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.68%	1.62%	1.54%	1.63%
Expected life (in years)	4.75	4.75	4.92	5.08
Expected volatility	57%	54%	57%	54%

The per-share weighted average grant date fair value of options granted during the nine months ended September 30, 2015 was $2.31. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014, were $0.1 million and $2.7 million, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	912	$5.98
Granted	—	$—
Forfeited	(88)	$9.80
Vested	(192)	$10.48
Unvested at September 30, 2015	632	$6.64

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation	$2,281	$2,798	$6,861	$11,064
Less: Capitalized stock-based compensation	86	127	305	346
Stock-based compensation expense, net	$2,195	$2,671	$6,556	$10,718

Stock-based compensation, net of capitalization, is included in the accompanying condensed consolidated statements of operations within the following captions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense, net
Cost of revenue	$115	$205	$405	$735
Selling and marketing	400	616	1,306	2,352
Product and technology	197	—	491	608
General and administrative	1,483	1,850	4,354	7,023
	$2,195	$2,671	$6,556	$10,718

At September 30, 2015, there was $13.2 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.53 years. Future stock-based compensation expense for these awards may differ to the extent actual forfeitures vary from management estimates.

Stock-based compensation for the nine months ended September 30, 2014 includes $1.9 million of expense related to modification of grants to 73 option holders in March 2014, which extended the time to exercise from seven years to ten years for certain options granted during 2008 and 2009 with an exercise price of $10.91.

Commencing in 2015, 50% of the Company’s annual corporate bonus plan for certain executives and senior level employees will be settled with fully vested restricted stock units, and is payable in the first quarter of the following fiscal year. The plan does not limit the number of shares that can be issued to settle the obligation. During the three and nine months ended September 30, 2015, the Company has recognized stock-based compensation expense related to this plan of $0.2 million and $0.6 million, respectively. As of September 30, 2015, 295,000 shares would be required to satisfy the obligation relating to the 2015 annual corporate bonus plan.

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

10. Restructuring Charges

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy, improve operating efficiency and implement cost savings, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers.

2015 Restructuring Plan

In accordance with the Company’s ongoing efforts to reduce expenses and improve the operating performance of its business, the Company commenced its 2015 Restructuring Plan. The initiative is focused on enhancing earnings through an analysis of opportunities to both improve revenue performance and reduce costs. Operational efficiency improvements under the 2015 Restructuring Plan are identified and implemented through strategic realignment and targeted cost reductions, including workforce costs, facility-related expenditures and other operating expenses. The charges incurred during the nine months ended September 30, 2015 primarily involved down-sizing certain facilities in North America, costs to utilize a third party facilitator to aid execution of the plan, and a reduction of the Company’s North American and international workforces. The Company expects to have continued restructuring activity under this plan, including estimated additional expenses relating to facilitation and execution of the plan of $1.2 million, estimated to be incurred through the third quarter of 2016.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures and Equipment Write-downs	Other Associated Costs	Total
Balance at December 31, 2014	$—	$—	$—	$—
Amounts accrued	1,376	1,148	3,236	5,760
Amounts paid	(1,041)	(157)	(2,248)	(3,446)
Accretion	—	11	—	11
Non-cash items	(3)	(574)	—	(577)

Balance at September 30, 2015	$332	$428	$988	$1,748

The Company expects the facility closures and equipment write-downs to be paid through the third quarter of 2024 and the workforce reduction costs to be paid through the fourth quarter of 2015.

2014 Restructuring Plans

As a result of declining performance in the Company’s North American operations during the first quarter of 2014, the Company implemented a restructuring plan which primarily involved a reduction of the Company’s North American and international workforces as well as the closure of facilities in North America and certain international markets. The Company does not expect to have continued restructuring activity under this plan, other than settlement of associated liabilities.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

	Facility Closures and Equipment Write-downs	Total
Balance at December 31, 2014	$2,519	$2,519
Amounts paid	(548)	(548)
Accretion	33	33
Balance at September 30, 2015	$2,004	$2,004

The Company expects the facility closures and equipment write-downs to be paid through the third quarter of 2024.

During the second quarter of 2014, the Company implemented a business restructuring plan which involved the elimination of certain senior management positions, a reduction of international workforce, as well as the closure of facilities in certain international markets. The Company does not expect to have continued restructuring activity under this plan, other than settlement of associated liabilities.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the condensed consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures	Total
Balance at December 31, 2014	$51	$626	$677
Amounts accrued	—	(189)	(189)
Amounts paid	(50)	(361)	(411)
Non-cash items	(1)	29	28
Balance at September 30, 2015	$—	$105	$105

The Company expects the facility costs to be paid through the second quarter of 2016.

11. Term Loan

On April 30, 2015, the Company entered into the Loan Agreement with its direct and indirect domestic subsidiaries, as co-borrowers, Hercules Technology Growth Capital, Inc. (“Hercules”), as administrative agent, and the lenders party thereto from time to time (the “Lenders”), including Hercules, pursuant to which the Lenders agreed to make a term loan available to the Company for working capital and general business purposes, in a principal amount of $25.0 million. The term loan has an annual interest rate equal to the greater of (i) 11.75% and (ii) the sum of (a) the prime rate, plus (b) 8.50%. On the closing date the Company paid a fee of $0.3 million, which is to be credited against the final payment, and debt issuance costs of $0.2 million. Debt issuance costs will be amortized over the life of the loan of 3 years and calculated using the effective interest method.

The Company is required to make interest-only payments on the term loan through May 1, 2016, though such payments may be extended through August 1, 2016 and November 1, 2016 if the Company remains in continuous compliance with the financial covenants under the Loan Agreement through April 1, 2016 and July 1, 2016, respectively, and no default or event of default has occurred and is continuing on such dates. The term loan will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest to the Lenders in consecutive monthly installments following the end of such interest-only period. The term loan matures on April 1, 2018; provided, however, that if the interest-only payments are extended through November 1, 2016, the term loan will instead mature October 1, 2018. Upon repayment of the term loan, the Company is also required to make a final payment to the Lenders equal to $1.5 million, which is accrued as interest based on the effective interest method over the 3-year term of the Loan Agreement. The term loan is secured by substantially all of the Company’s personal property, including its intellectual property.

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

The Loan Agreement includes covenants applicable to the Company and its subsidiaries, which include restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenant requirements to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. The Company is also required to maintain minimum cash in North America in an amount equal to $17.5 million at all times, unless the Company achieves positive “Adjusted EBITDA” as defined in the Loan Agreement for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. The Loan Agreement also includes events of default, the occurrence and continuation of which provide Hercules, as administrative agent, with the right to exercise remedies against the Company and the collateral securing the term loan, including potential foreclosure against the Company’s assets securing the Loan Agreement, including the Company’s cash. The Loan Agreement contains a subjective acceleration clause that can be triggered if the Company experiences a Material Adverse Effect, as defined in the Loan Agreement, which would be considered an event of default. On August 3, 2015, the Company entered into an amendment to the Loan Agreement with Hercules, which reduced the term loan’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, the Company entered into an amendment to the Loan Agreement with Hercules, which waives compliance with the term loan’s revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, the Company (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from the November 9, 2015, instead of April 30, 2016, and (iii) agreed to amend the Hercules warrant as described below no later than November 16, 2016. As of September 30, 2015, the Company was in compliance with all of the financial covenants of the Loan Agreement.

Warrant

Concurrently with entrance into the Loan Agreement, the Company issued to Hercules, as the sole lender on the closing date, a warrant to purchase up to 177,304 shares of the Company’s common stock at an exercise price of $2.82 per share. In connection with the November 9, 2015 Loan Agreement amendment, the Company agreed to amend the warrant to increase the number of shares to 300,000 and reduce the exercise price to $0.85. The warrant would be exercisable in full and not in part. In addition, if upon the sale of all shares issued upon exercise of the warrant, or in the case of a merger or sale transaction involving other securities in whole or in part, upon the sale of such securities, the absolute return on the warrant exceeds $2.55 per share underlying the warrant, the warrant holder will pay to the Company the excess in cash. The warrant may be exercised either for cash or on a cashless basis. The warrant expires April 30, 2022. The Company estimated the fair value of the warrant to be $0.3 million based on its relative fair value to the term loan using a Black-Sholes pricing model and accounted for the warrant as a component of additional paid-in capital. The warrant will be amortized in the income statement as a component of debt issuance cost.

12. Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the three months and nine months ended September 30, 2015, the Company recorded provisions for income taxes of $0.4 million and $0.5 million, respectively. This is compared to a provision for income taxes of $35,000 for the three months ended September 30, 2014 and a benefit from income taxes of $2.9 million for the nine months ended September 30, 2014. The Company’s tax provision notwithstanding pre-tax losses is due to its full valuation allowance against its net deferred tax assets in the US and certain foreign jurisdictions. Generally, a full valuation allowance will result in a zero net tax provision, since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the income tax provisions for the three and nine months ended September 30, 2015 relate primarily to income taxes in the Company’s state and foreign jurisdictions and a non-cash income tax liability related to tax deductible goodwill that cannot be considered when determining a need for a valuation allowance.

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

13. Net Loss Per Share

 Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. Basic income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations for the period by the weighted average number of common shares outstanding during the period. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding. Diluted income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations for the period by the weighted average number of common and potentially dilutive securities outstanding during the period, to the extent such shares are dilutive. The Company had a loss from continuing operations for the three and nine months ended September 30, 2015 and 2014, and therefore the number of diluted shares was equal to the number of basic shares for the period.

The following weighted average number of potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Deferred stock consideration and unvested restricted stock	656	893	664	739
Stock options and warrant	7,504	6,696	6,982	6,621
	8,160	7,589	7,646	7,360

The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(35,637)	$(11,284)	$(59,012)	$(27,923)
Denominator:
Weighted average common shares used in computation of loss per share from continuing operations, basic	29,194	28,515	29,120	28,360

Loss per share from continuing operations, basic	$(1.22)	$(0.40)	$(2.03)	$(0.98)

Loss per share from continuing operations, diluted	$(1.22)	$(0.40)	$(2.03)	$(0.98)

14. Segment Information

The Company operates in one operating segment. The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of evaluating financial performance and allocating resources.

15. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow disclosures (in thousands):

	Nine Months Ended September 30,
	2015	2014
Non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$305	$346
Deferred payment obligation decrease	$—	$(290)
Unpaid purchases of property and equipment	$113	$172

Assets acquired under capital leases	$130	$823
Investment related to the ClubLocal disposition	$—	$4,500
Issuance of warrant	$250	$—

16. Discontinued Operations

ClubLocal

In the fourth quarter of 2013, the Company’s Board of Directors approved a plan to dispose of the Company’s ClubLocal business, and on February 18, 2014, the Company closed a transaction in which it transferred its ClubLocal business to SERVIZ, Inc. in exchange for a minority equity interest. The Company has an equity interest in the new entity of 14.2%, with a recorded fair value of $4.5 million. As a result of the disposition, the Company recorded a gain on disposal of $0.8 million, net of income tax of $0.4 million in the first quarter of 2014. This business has been accounted for as discontinued operations.

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

We also recognize that even successfully driving leads to our clients does not represent a complete solution to local businesses’ online marketing needs. To better respond to our clients’ online marketing needs, we expanded into lead conversion software with the introduction of ReachEdge. The launch of ReachEdge in 2013 was our first step to move beyond being a media-driven lead generation business to offer integrated solutions for our clients. ReachEdge is marketing automation and lead conversion software designed to enhance lead tracking and conversion, and includes tools for capturing web traffic information and converting leads into new customers for our clients. Initially, ReachEdge only came bundled with a responsive website. However, beginning in the first quarter of 2015, clients have been able to license ReachEdge’s lead conversion software without having to also purchase a website. ReachEdge now refers only to the lead conversion software and ReachSite + ReachEdge refers to the combination of ReachEdge with a website. Our aim in this disaggregation is to enable us to expand the market opportunity by allowing us to sell ReachEdge to local businesses who do not need a new website or who purchase their website from another provider.

Over time, we plan to add additional dynamic optimization functionality to ReachEdge, as well as features that create a more seamless relationship between our clients and their customers. For example, in the fourth quarter of 2014, we acquired Kickserv, a provider of cloud-based business management software for service businesses. With this addition, we now have the ability to provide an end-to-end solution to our clients that starts with lead generation (ReachSearch, ReachDisplay and ReachSEO), includes lead conversion software (ReachEdge), and then closes and manages the business relationship (Kickserv). Local businesses already spend marketing dollars in these categories with a significant number of providers in a highly fragmented and confusing marketplace. Our integrated total marketing solution seeks to address this broad array of business needs with a simple integrated solution.

We sell our products and solutions directly, through our inside and outside sales forces, in what we refer to as our Direct Local channel. Each of our regional markets employs a somewhat different sales model tailored to that market. In North America we have recently transitioned our direct sales force to a new model where our sales personnel (now called Digital Marketing Consultants or DMCs) will both generate the sale and manage the relationship. However, each DMC will be paired with a Marketing Expert (or ME) who will provide day-to-day campaign management. We believe that this approach will enable clients to have an ongoing relationship with their DMC, but with the support of the ME, the DMC will be able to focus primarily on selling and managing relationships.

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

In addition to the United States and Canada, we have sales operations in Australia, New Zealand, Japan, the United Kingdom, Germany, the Netherlands, Austria Brazil and Mexico. We are currently reviewing our international operations in order to rationalize our underperforming markets and optimize operations in our primary markets.

Operating Metrics

We track the number of Active Clients and Active Product Units to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization, and other personnel and resources.

Active Clients is a number we calculate to approximate the number of clients directly served through our Direct Local channel as well as clients served through our National Brands, Agencies and Resellers channel. We calculate Active Clients by adjusting the number of Active Product Units to combine clients with more than one Active Product Unit as a single Active Client. Clients with more than one location are generally reflected as multiple Active Clients. Because this number includes clients served through the NBAR channel, Active Clients includes entities with which we do not have a direct client relationship. Numbers are rounded to the nearest hundred.

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

At September 30, 2015, we had approximately 18,500 Active Clients and 29,700 Active Product Units, as compared to approximately 21,900 Active Clients and 33,200 Active Product Units at September 30, 2014. Active Clients decreased by 5.1% and Active Product Units increased by 0.3%, compared to at June 30, 2015. The decrease in the number of Active Clients and Active Product Units is primarily due to an overall decrease in salespeople in both the Direct Local and NBAR channel as we decreased the size of our salesforce in an effort to focus on more productive salespeople,, partially offset by the addition of Kickserv clients and increased client retention in the Direct Local channel. The productivity of our current sales force improved compared to the prior-year period, but not enough to offset the decrease in number of sales people, which we attribute to more difficult selling environments in most of our markets.

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

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges with payment generally due in 30 days. Revenue from the licensing of our products is recognized on a straight-line basis over the applicable license or service period. There were $4.2 million and $3.2 million of accounts receivable related to our Direct Local channel at September 30, 2015 and December 31, 2014, respectively.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.5 million and $5.0 million of accounts receivable related to our National Brands, Agencies and Resellers at September 30, 2015 and December 31, 2014, respectively.

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

In addition, cost of revenue includes costs to manage and operate our various solutions and technology infrastructure, other than costs associated with our sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for the related staff, including our marketing experts who manage client accounts and provide client-facing support, and allocated overhead such as depreciation expense, rent and utilities. Cost of revenue also includes the amortization and impairment charges on acquired technology, customer relationships and trade names.

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

Goodwill Impairment. During the quarter ended September 30, 2015, due to a decline in internal projections for the Asia-Pacific reporting unit of both revenue and profitability as a result of recent declines its financial performance, we determined that sufficient indicators of potential impairment existed to require an interim quantitative goodwill assessment for the Asia-Pacific reporting unit as of August 31, 2015. The amount of goodwill assigned to the Asia-Pacific reporting unit at August 31, 2015 was $32.4 million. Due to the complexity and the effort required to estimate the fair value of the Asia-Pacific reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Asia-Pacific reporting unit in step two of the test, the fair value estimates were derived based on preliminary assumptions and analysis that are subject to change. Based on our revised forecasts, the carrying value of goodwill exceeded the implied fair value of goodwill for the Asia-Pacific reporting unit. As a result, we recorded a preliminary impairment charge of $27.8 million for the goodwill in the Asia-Pacific reporting unit during the quarter ended September 30, 2015, which is included in impairment of goodwill in the accompanying condensed consolidated statements of operations. Any adjustment to the estimated impairment charge will be recorded in the fourth quarter of 2015. We did not identify an impairment of our finite-lived intangible assets or other long-lived assets based on our estimates included in the second step of the quantitative test.

The process of estimating the fair value of goodwill is subjective and requires us to make estimates that may significantly impact the outcome of the analyses. The estimated fair value of the Asia-Pacific reporting unit was determined using both an income-based valuation approach, and a market-based valuation approach, each weighted 50%. Under the income approach, fair value of the reporting unit is estimated using the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates determined to be commensurate with the risks inherent in our business model, and other assumptions. The future cash flows for the reporting unit was projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We took into account expected competitive global industry and market conditions. Under the market-based valuation approach, each reporting unit’s fair value is estimated based on industry multiples of revenues and operating earnings.

The inputs of the discounted cash flow method used to determine the fair value of the Asia-Pacific reporting unit included a conservative average 3% growth rate to calculate the terminal value and a discount rate of 17%. Factors that have the potential to create variances in the estimated fair value of the Asia-Pacific reporting unit include, but are not limited to, fluctuations in (i) number of clients and active campaigns, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to generate new campaigns; and (iii) equity valuations of peer companies.

Discontinued Operations

As a result of the contribution of our ClubLocal business to SERVIZ, Inc in exchange for a minority equity interest, we have reclassified and presented all related historical financial information with respect to ClubLocal as “discontinued operations” in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows. In addition, we have excluded all ClubLocal related activities from the following discussions, unless specifically referenced.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands)
Revenue	$95,282	$117,623	$293,620	$365,912
Cost of revenue (1)	53,671	64,154	165,278	191,013
Operating expenses:
Selling and marketing (1)	30,634	45,479	99,964	140,386
Product and technology (1)	6,947	6,746	21,450	20,521
General and administrative (1)	9,310	12,183	29,933	40,877
Restructuring charges	983	518	5,571	4,567
Impairment of goodwill	27,800	—	27,800	—
Total operating expenses	75,674	64,926	184,718	206,351
Operating loss	(34,063)	(11,457)	(56,376)	(31,452)
Other income (expense), net	(1,179)	208	(2,182)	591
Loss from continuing operations before income taxes	(35,242)	(11,249)	(58,558)	(30,861)
Income tax provision (benefit)	395	35	454	(2,938)
Loss from continuing operations	(35,637)	(11,284)	(59,012)	(27,923)
Income from discontinued operations, net of income tax of $222 for the nine months ended September 30,2014	—	—	—	371
Net loss	$(35,637)	$(11,284)	$(59,012)	$(27,552)

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation:
Cost of revenue	$115	$205	$405	$735
Selling and marketing	400	616	1,306	2,352
Product and technology	197	—	491	608
General and administrative	1,483	1,850	4,354	7,023
	$2,195	$2,671	$6,556	$10,718

Depreciation and amortization:
Cost of revenue	$198	$161	$549	$507
Selling and marketing	690	746	2,348	2,055
Product and technology	3,307	2,938	10,605	8,546
General and administrative	517	510	1,493	1,487
	$4,712	$4,355	$14,995	$12,595

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	2015-2014 % Change	2015	2014	2015-2014 % Change
(in thousands)
North America (1)
Direct Local	$45,007	$49,842	(9.7)%	$137,118	$161,050	(14.9)%
National Brands, Agencies and Resellers	17,276	21,438	(19.4)%	52,639	64,286	(18.1)%
Total revenue	$62,283	$71,280	(12.6)%	$189,757	$225,336	(15.8)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	2015-2014 % Change	2015	2014	2015-2014 % Change
(in thousands)
International
Direct Local	$28,580	$42,072	(32.1)%	$92,474	$126,593	(27.0)%
National Brands, Agencies and Resellers	4,419	4,271	3.5%	11,389	13,983	(18.6)%
Total revenue	$32,999	$46,343	(28.7)%	$103,863	$140,576	(26.1)%

	September 30,		2015-2014
	2015	2014	% Change
At period end:
Active Clients (2)	18,500	21,900	(15.5)%
Active Product Units (3)	29,700	33,200	(10.5)%

(1)	North America includes the United States and Canada. International includes all other countries.

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

(3)

Active Product Units is a number we calculate to approximate the number of individual products, licenses, or services we are providing under contract for Active Clients. For example, if we were performing both ReachSearch and ReachDisplay campaigns for a client that also licenses ReachEdge, we consider that three Active Product Units. Similarly, if a client purchases ReachSearch campaigns for two different products or purposes, we consider that two Active Product Units. Numbers are rounded to the nearest hundred.

North America revenue decreased by $9.0 million and $35.6 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. North America Direct Local revenue declined $4.8 million and $23.9 million compared to the prior-year periods, respectively, due to smaller client bases entering the periods and fewer new client acquisitions during the periods due to a more difficult selling environment and fewer salespeople as we decreased the size of our salesforce in an effort to focus on more productive salespeople, partially offset by improvements in client retention. The average productivity of our current sales force improved compared to the prior-year period, but did not improve enough to offset the decrease in the number of salespeople. North America National Brands, Agencies and Resellers revenue decreased by $4.2 million and $11.6 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to decreased new client acquisitions due to fewer Agencies and Resellers.

International revenue decreased by $13.3 million and $36.7 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. International revenue was negatively impacted by foreign currency translations of $7.4 million and $19.6 million for the three and nine months ended September 30, 2015, respectively, due to the substantial strengthening of the U.S. dollar compared to certain foreign currencies, particularly the euro and Australian dollar. International Direct Local decreased by $7.2 million and $16.9 million for the three and nine months ended September 30, 2015, respectively, on a constant currency basis compared to the prior-year periods, due to smaller client bases entering the periods and fewer new client acquisitions during the periods due to a more difficult selling environment and fewer salespeople as we contracted our salesforce during the ongoing transition to our new sales model, partially offset by an improvement in client retention. The decrease for the nine months ended September 30, 2015, was partially offset by an increase of $1.6 million of revenue from former SureFire clients being reported in the Direct Local channel rather than the National Brands, Agencies and Resellers channel as in the prior-year period. For the three months ended September 30, 2015, International National Brands, Agencies and Resellers revenue increased by $1.3 million on a constant currency basis, compared to the same period in 2014. The increase was primarily due to an increase in client retention, offset by a decrease in new client acquisitions. The decrease for the nine months ended September 30, 2015, was primarily due to $1.6 million from former SureFire clients being reported in the Direct Local channel rather than National Brands, Agencies and Resellers in the prior-year period before the SureFire acquisition, offset by an increase in client retention.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	2015-2014 % Change	2015	2014	2015-2014 % Change
(in thousands)
Cost of revenue	$53,671	$64,154	(16.3)%	$165,278	$191,013	(13.5)%
As a percentage of revenue:	56.3%	54.5%		56.3%	52.2%

The increase in our cost of revenue as a percentage of revenue for the three months ended September 30, 2015, compared to the same period in 2014, was primarily due to an increase in media spend for certain of our display products and a change in our product and service mix, partially offset by an increase in publisher rebates. Publisher rebates as a percentage of revenue increased to 1.3% of revenue during the three months ended September 30, 2015, compared to 0.6% during the same period in 2014.

The increase in our cost of revenue as a percentage of revenue for the nine months ended September 30, 2015, compared to the same period in 2014, was primarily due to a decrease in publisher rebates, which decreased to 1.0% of revenue during the nine months ended September 30, 2015, compared to 3.0% during the same period in 2014. On June 27, 2014, we entered into a new global agreement with Google Inc. and certain of its affiliates (the “2014 Google Agreement”) that replaced our expiring Google agreement. The 2014 Google Agreement provides rebates based on overall global growth of our spending with Google. In contrast, rebates were previously determined by commitments to enter new markets and market-specific growth targets. In addition to decreased rebates, the increase in our cost of revenue as a percentage of revenue during the nine months ended September 30, 2015, was due to an increase in media spend for certain of our display products and a change in product and service mix.

Our gross margins will be affected in the future by the availability and amount of publisher rebates, the costs of support and delivery, the mix and relative amount of media we purchase to fulfill service requirements, and the cost of third-party service providers that we use as part of our solutions.

 Operating Expenses

 Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	2015-2014 % Change	2015	2014	2015-2014 % Change
(in thousands)
Salaries, benefits and other costs	$22,222	$36,099	(38.4)%	$73,362	$109,613	(33.1)%
Commission expense	8,412	9,380	(10.3)%	26,602	30,773	(13.6)%
Total selling and marketing	$30,634	$45,479	(32.6)%	$99,964	$140,386	(28.8)%

As a percentage of revenue:
Salaries, benefits and other costs	23.3%	30.7%		25.0%	30.0%
Commission expense	8.9	8.0		9.0	8.4
Total selling and marketing	32.2%	38.7%		34.0%	38.4%

 The decreases in selling and marketing salaries, benefits and other costs in absolute dollars for the three and nine months ended September 30, 2015, compared to the same periods in 2014, were primarily due to fewer salespeople and non-sales personnel, and related costs. The decreases as a percentage of revenue was primarily due to increased revenue per-salesperson as compared to the larger salesforce in the prior period as we consolidated client accounts and focused on retaining higher performing salespeople.

The increases in commission expense as a percentage of revenue for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, were primarily driven by a shift in the revenue mix as a higher percentage of revenue was derived from channels which pay a higher commission rate and a lower percentage of revenue derived from channels which pay a lower commission rate.

Product and Technology

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	2015-2014 % Change	2015	2014	2015-2014 % Change
(in thousands)
Product and technology expenses	$6,947	$6,746	3.0%	$21,450	$20,521	4.5%
Capitalized software development costs from product and technology resources	2,435	3,340	(27.1)%	7,668	10,472	(26.8)%
Total product and technology expenses and capitalized costs	$9,382	$10,086	(7.0)%	$29,118	$30,993	(6.0)%

Percentage of revenue:
Product and technology expenses costs	7.3%	5.7%		7.3%	5.6%
Capitalized software development costs from product and technology resources	2.5	2.8		2.6	2.9
Total product and technology costs expensed and capitalized	9.8%	8.5%		9.9%	8.5%

 Product and technology expense increased during the three and nine months ended September 30, 2015, compared to the same periods in 2014, while total product and technology expenses and capitalized costs decreased during the periods. Employee and professional services costs decreased by $1.3 million and $4.6 million, respectively, during the periods partially due to our cost savings initiatives, but were more than offset by increased amortization of software development costs of $0.5 million and $1.7 million, respectively, and a decrease in the amount of total product and technology expenses and capitalized costs during the periods of $0.9 million and $2.8 million, respectively, due to the timing of capitalizable projects. The increases in total product and technology expensed and capitalized as a percentage of revenue were primarily driven by the decrease in revenue.

 General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	2015-2014 % Change	2015	2014	2015-2014 % Change
(in thousands)
General and administrative	$9,310	$12,183	(23.6)%	$29,933	$40,877	(26.8)%
As a percentage of revenue:	9.8%	10.4%		10.2%	11.2%

 The decreases in general and administrative expenses in absolute dollars and as a percentage of revenue for the three months ended September 30, 2015, compared to the same period in 2014, were primarily due to a decrease in employee-related costs of $2.3 million due to headcount reductions.

The decreases in general and administrative expenses in absolute dollars and as a percentage of revenue for the nine months ended September 30, 2015, compared to the same period in 2014, were primarily due to a decrease of $3.2 million for employee costs and $3.0 million for stock based compensation. In addition, the nine months ended September 30, 2014 included $1.6 million for bad debt expense and legal fees and contingencies of $1.1 million, each related to our United Kingdom market, which did not occur in the nine months ended September 30, 2015.

Restructuring Charges

In January 2015, we commenced our 2015 Restructuring Plan as part of our ongoing efforts to reduce expenses and improve the operating performance of our business. The initiative is focused on enhancing earnings through an analysis of opportunities to both improve revenue performance and reduce costs. Restructuring charges for the nine months ended September 30, 2015 totaled $5.6 million, consisting of $1.0 million of lease termination costs as a result of down-sizing a North American facility, $1.4 million of contract termination costs, and $3.2 million of costs associated with utilizing a third party consultant to facilitate the execution of the plan. We expect to have continued restructuring activity under this plan for at least the next 12 months.

During the first and second quarters of 2014, we also implemented restructuring plans to streamline operations and increase profitability. There has been no additional restructuring activity recognized within these 2014 plans in 2015, other than settlement of associated liabilities. We expect the first and second quarter 2014 restructuring plans to result in operational savings, primarily in operating expenses, of approximately $9.7 million and $2.4 million, respectively, in 2015.

Impairment of Goodwill

      During the quarter ended September 30, 2015, due to a decline in internal projections for the Asia-Pacific reporting unit of both revenue and profitability as a result of recent declines its financial performance, we determined that sufficient indicators of potential impairment existed to require an interim quantitative goodwill assessment for the Asia-Pacific reporting unit as of August 31, 2015. The amount of goodwill assigned to the Asia-Pacific reporting unit at August 31, 2015 was $32.4 million. Due to the complexity and the effort required to estimate the fair value of the Asia-Pacific reporting unit in step one of the impairment test and to estimate the fair value of all assets and liabilities of the Asia-Pacific reporting unit in step two of the test, the fair value estimates were derived based on preliminary assumptions and analysis that are subject to change. Based on our revised forecasts, the carrying value of goodwill exceeded the implied fair value of goodwill for the Asia-Pacific reporting unit. As a result, we recorded a preliminary impairment charge of $27.8 million for the goodwill in the Asia-Pacific reporting unit during the quarter ended September 30, 2015, which is included in impairment of goodwill in the accompanying consolidated statements of operations. Any adjustment to the estimated impairment charge will be recorded in the fourth quarter of 2015.

Other Income (Expense), Net

Other expense, net of $1.2 million and $2.2 million for the three and nine months ended September 30, 2015 primarily consisted of $1.0 million and $1.8 million, respectively, of interest expense related to the loan and security agreement entered into on April 30, 2015 and foreign currency fluctuations affecting our cash balances.

Provision for Income Taxes

For the three and nine months ended September 30, 2015, we recorded a provision for income taxes of $0.4 million and $0.5 million, respectively. This is compared to a provision for income taxes of $35,000 for the three months ended September 30, 2014 and a benefit from income taxes of $2.9 million for the nine months ended September 30, 2014. Our tax provision notwithstanding pre-tax losses is due to our full valuation allowance against our net deferred tax assets in the US and certain foreign jurisdictions. Generally, a full valuation allowance will result in a zero net tax provision, since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the income tax provisions for the three and nine months ended September 30, 2015 relates primarily to income taxes in our state and foreign jurisdictions and a non-cash income tax liability related to tax deductible goodwill that cannot be considered when determining a need for a valuation allowance.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA is useful to investors in evaluating our operating performance. For the three and nine months ended September 30, 2015 and 2014, our Adjusted EBITDA was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands)
Operating income (loss)	$(34,063)	$(11,457)	$(56,376)	$(31,452)
Add:
Depreciation and amortization	4,712	4,355	14,995	12,595
Stock-based compensation, net	2,195	2,671	6,556	10,718
Acquisition and integration costs	2	70	12	86
Restructuring charges	983	518	5,571	4,567
Impairment of goodwill	27,800	—	27,800	—
Adjusted EBITDA	$1,629	$(3,843)	$(1,442)	$(3,486)

(1)

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, stock-based compensation, the effects of accounting for business combinations (including any impairment of acquired intangibles and goodwill and, in the case of the acquisition of SMB:LIVE, the deferred cash consideration), restructuring charges, and other non-operating income or expense. Adjusted EBITDA reflects the reclassification of discontinued operations.

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
Consolidated Statements of Cash Flow Data:	2015	2014
(in thousands)
Net cash used in operating activities, continuing operations	$(19,701)	$(5,767)
Net cash used in investing activities, continuing operations	$(10,589)	$(22,861)
Net cash provided by financing activities, continuing operations	$5,975	$5,122
Net cash used in discontinued operations	$(70)	$(1,402)

Operating Activities

During the nine months ended September 30, 2015, we used $19.7 million of net cash in operating activities from continuing operations, primarily due to a loss of $59.0 million from continuing operations and a change in operating assets and liabilities of $16.1 million, partially offset by non-cash expenses of $55.4 million. The change in operating assets and liabilities included a decrease in accounts payable of $9.8 million due to the timing of payments, a decrease in accrued restructuring of $4.4 million, and a decrease in deferred revenue of $2.2 million due to a decrease in sales, offset by a decrease in accounts receivable of $0.8 million due to a decrease in sales on credit. Non-cash expenses included $27.8 million of goodwill impairment, $15.0 million of depreciation and amortization, $6.6 million of stock-based compensation expense, and $5.6 million of restructuring charges.

Net cash used in operating activities related to continuing operations increased by $13.9 million during the nine months ended September 30, 2015 compared to the 2014 period, primarily as a result of lower operating performance, offset by a reduction in expenses. Income from continuing operations adjusted for non-cash items decreased by $4.7 million. In addition, cash flow from operating activities was unfavorably impacted by a decrease in accounts payable of $6.7 million compared to 2014 due to the timing of payments, an increase in accrued restructuring of $2.8 million, and an increase in other receivables and prepaid expenses of $1.1 million due to an increase in media rebates receivable. These unfavorable impacts to cash flow were partially offset by a decrease of $1.5 million in accounts receivable due to a decrease in sales.

Investing Activities

Our primary investing activities have consisted of capitalized software development costs, purchases of property and equipment, business acquisitions, investments in a partnership, and short-term investments. Each of these activities varies from period to period due to the timing of the expansion of our operations and our software development efforts.

We invested $10.6 million during the nine months ended September 30, 2015, which was a decrease of $12.3 million compared to 2014. The decrease primarily relates to decreases in purchases of property and equipment of $5.5 million and software development costs of $2.3 million, and investments made in the prior period which were not matched in the current period, including an investment of $2.0 million in a privately held partnership and an investment of $1.8 million as part of the SureFire acquisition.

We expect to reduce our use of capital for acquisitions, purchases of property and equipment, and development of software consistent with our cost savings initiatives.

Financing Activities

Our primary financing activities have consisted of borrowing under a term loan, net proceeds from the exercise of stock options, and payments for capital lease obligations.

Net cash provided by financing activities increased by $0.9 million during the nine months ended September 30, 2015 compared to the same period in 2014, due to $24.7 million of net proceeds from the term loan entered into in April 2015, offset by segregation of $17.5 million of the term loan proceeds as restricted cash, and a decrease in net proceeds from the exercise of stock options of $6.4 million. In addition, during the nine months ended September 30, 2015, we made a final payment totaling $0.5 million for the earn-out and indemnity holdback related to the acquisition of SureFire.

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

We are required to make interest-only payments on the term loan through May 1, 2016, though such payments may be extended through August 1, 2016 and November 1, 2016 if we remain in continuous compliance with the financial covenants under the Loan Agreement through April 1, 2016 and July 1, 2016, respectively, and no default or event of default has occurred and is continuing on such dates. The term loan will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest to the Lenders in consecutive monthly installments following the end of such interest-only period. The term loan matures on April 1, 2018; provided, however, that if the interest-only payments are extended through November 1, 2016, the term loan will instead mature October 1, 2018. Upon repayment of the term loan, we are also required to make a final payment to the Lenders equal to $1.5 million. The term loan is secured by substantially all of our personal property, including our intellectual property.

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

The Loan Agreement includes covenants applicable to us, which include restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenant requirements to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. We are also required to maintain minimum cash in North America in an amount equal to $17.5 million at all times, unless we achieve positive “Adjusted EBITDA” as defined in the Loan Agreement for 3 consecutive quarters, in which case the minimum cash and cash equivalent balance decreases to $12.5 million. We achieved positive “Adjusted EBITDA” during the quarter ended September 30, 2015, which qualifies as the potential first of the required three consecutive quarters. The Loan Agreement also includes events of default, the occurrence and continuation of which provide Hercules, as administrative agent, with the right to exercise remedies against us and the collateral securing the term loan, including potential foreclosure against our assets securing the Loan Agreement, including our cash. The Loan Agreement contains a subjective acceleration clause that can be triggered if we experience a Material Adverse Effect, as defined in the Loan Agreement, which would be considered an event of default.

On August 3, 2015, we entered into an amendment to the Loan Agreement with Hercules, which reduced the term loan’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, we entered into an amendment to the Loan Agreement with Hercules, which waives compliance with the term loan’s revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, we (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from the November 9, 2015, instead of April 30, 2016, and (iii) agreed to amend the Hercules warrant as described below no later than November 16, 2016. We are in compliance with all of the Loan Agreement’s covenants as of the date of this quarterly report.

Concurrently with entrance into the Loan Agreement, we issued to Hercules, as the sole lender on the closing date, a warrant to purchase up to 177,304 shares of our common stock, at an exercise price of $2.82 per share. In connection with the November 9, 2015 Loan Agreement amendment, we agreed to amend the warrant to increase the number of shares to 300,000 and reduce the exercise price to $0.85. The warrant would be exercisable in full and not in part. In addition, if upon the sale of all shares issued upon exercise of the warrant, or in the case of a merger or sale transaction involving other securities in whole or in part, upon the sale of such securities, the absolute return on the warrant exceeds $2.55 per share underlying the warrant, the warrant holder will pay to the Company the excess in cash. The warrant may be exercised either for cash or on a cashless basis. The warrant expires April 30, 2022. We estimated the fair value of the warrant to be $0.3 million based on its relative fair value to the term loan using a Black-Sholes pricing model and accounted for the warrant as a component of additional paid-in capital. The warrant will be amortized in the statement of operations as a component of debt issuance cost.

Liquidity

During the first nine months of 2015, we have experienced declining revenues as a result of challenging market conditions and worse than expected performance in our international markets. In conjunction with our initiatives to transform the business and focus on profitable revenue, these conditions have had a significant negative impact on our operating results and cash flows. As a result we have taken a number of steps to reduce expenses and improve our business through, for example, our 2015 Restructuring Plan, including significant cost-saving measures such as workforce reductions, downsizing certain facilities in North America, as well as reductions of general corporate expenses and capital expenditures. Further, as noted above, to provide additional liquidity to meet working capital and capital resource requirements, we entered into the Loan Agreement in which we received $24.7 million of net proceeds, $17.5 million of which is considered restricted cash required under the terms of the Loan Agreement.

Our overall performance and capital expenditures more than offset the $7.2 million of net unrestricted cash from the term loan, resulting in cash and cash equivalents of $17.8 million and short-term investments of $81,000 at September 30, 2015. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 3, “Foreign Currency Exchange Risk,” for more information). We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At September 30, 2015, we had restricted cash in North America related to the minimum cash balance required to maintain under the terms of the Loan Agreement of $17.5 million. If we achieve positive “Adjusted EBITDA” as defined in the Loan Agreement, for three consecutive quarters, the minimum cash balance decreases to $12.5 million. We achieved positive “Adjusted EBITDA” during the quarter ended September 30, 2015, which qualifies as the potential first of the required three consecutive quarters. Also, at September 30, 2015, we had restricted cash related to certificates of deposits held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for merchant accounts, and cash deposits funded to a restricted account determined on a monthly basis in accordance with our employee health care self-insurance plan in the amount of $3.3 million, of which, $0.2 million relate to the employee health care self-insurance plan. Our current liabilities exceeded its current assets by $63.1 million at September 30, 2015, and we have incurred an operating loss of $56.4 million for the nine months then ended.

At September 30, 2015, we had significant internal product and technology resources working on projects that met the criteria for capitalization as software development costs and others that did not, although none of the projects in process were long-term projects (greater than one year). The amount capitalized for such projects in future periods will be evaluated by management and will impact the portion of costs for those internal resources that reduces net cash provided by operating activities and the portion of such costs used in investing activities. At September 30, 2015, we also had significant deferred revenue arising from prepayment by the great majority of our clients and vendor trade financing, principally for media. If our revenue continues to decline, we would expect our deferred revenue to decrease.

We will need to make further cost reductions in our operating expenses and capital expenditures to maintain a sufficient cash balance to fund our operations and maintain compliance with the minimum cash balance requirement under the Loan Agreement. We are committed to execute further cost reductions, throughout all aspects of the business, including in the areas of product and technology, sales and marketing, service and support, and general corporate expenses. These additional cost-saving measures are estimated to result in expense reductions of approximately $24.0 million during the next twelve months, although some of these cost-saving measures are expected to negatively impact revenues. We will continue to evaluate the extent and effectiveness of our cost-saving measures and monitor our expenses compared to revenue and intend to implement additional cost reductions in future periods if and as circumstances warrant.

We believe that we will be able to maintain compliance with the Loan Agreement through 2016 as a result of our cost control measures. However, there can be no assurance that these actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the Loan Agreement’s covenants. If an event of default were to occur, we may be required to obtain a further amendment or a waiver to the Loan Agreement, refinance the term loan, divest non-core assets or operations and/or obtain additional equity or debt financing. If we were unable to obtain such a waiver or amendment, or consummate such a transaction, the administrative agent could exercise remedies against us and the collateral securing the term loan, including potential foreclosure against our assets securing the Loan Agreement, including our cash.

In consideration of these conditions, we currently anticipate that funds expected to be generated from operations, including cost-saving measures we have taken and intend to take will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, there is no assurance that the results of operations and cash flows expected during that period of time will be achieved.

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for us as of January 1, 2016. Early adoption is permitted. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. We are currently assessing the impact of this update, and believes that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The amendments in this update are effective for us as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. We early adopted this update in the second quarter of 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for us as of January 1, 2017, but in August 2015, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2019, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). We are currently assessing the impact of this update on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and was effective for  us as of January 1, 2015. We will apply this guidance to our consolidated financial statements for any new disposals or new classification as held for sale after the effective date.

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

On April 30, 2015, we entered into the Loan Agreement for a $25.0 million term loan. The term loan bears interest at the prime rate plus 8.5% (with a prime rate floor of 3.25%), which increases our risk exposure to increases in interest rates. Accordingly, a one percent increase in the prime rate above the floor would result in net additional annual interest expense on our outstanding borrowings as of September 30, 2015 of $0.4 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the nine months ended September 30, 2015, a 10% strengthening of the U.S. dollar relative to those foreign currencies would have resulted in a decrease in revenue of $10.8 million, but an increase in operating income of $0.8 million. A 10% weakening of the U.S. dollar relative to those foreign currencies, however, would have resulted in an increase in revenue of $10.8 million, but a decrease in operating income of $0.8 million. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 36% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such time to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

North America

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

Europe

Over the past 21 months, our United Kingdom subsidiary (“RL UK”), has been involved in a number of disputes with former clients that allege RL UK made misrepresentations in connection with sales to those clients. We resolved a number of these disputes in 2014 and believe that we may face similar claims in the future. On June 15, 2015, one former client filed a lawsuit in the High Court of Justice alleging fraudulent misrepresentations and breach of contract. Our insurance carrier is providing us with a defense under a reservation of rights. We have adequately reserved for this matter based on the current estimate of outcomes.

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

Our Board of Directors previously authorized the repurchase of up to $47.0 million of our outstanding common stock. At December 31, 2014, we had repurchased $36.3 million of our common stock in total under the program, leaving $10.7 million available. There were no repurchases under the program during 2015. On April 29, 2015 our Board of Directors terminated our repurchase program.

We are deemed to repurchase common stock surrendered by participants to cover tax withholding obligations with respect to the vesting of restricted stock.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index following the signature page to this report are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Sharon T. Rowlands
Name:	Sharon T. Rowlands
Title:	Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: November 9, 2015

EXHIBIT INDEX

Exhibit No	Description of Exhibit

10.1	Amendment to Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated November 1, 2015

31.01	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document