Form 10-K
period 2015-12-31
ReachLocal Inc
filed 2016-03-30
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

  ________________

Securities registered pursuant to Section 12(b) of the Act:

Name of each
Title of each class	exchange on which registered
Common Stock, $0.00001 par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the common stock held by non-affiliates of the registrant was $36,685,152 based on a closing price of $3.15 on the NASDAQ Global Market on such date.

Class	Outstanding at March 23, 2016
Common Stock, $0.00001 par value per share	30,070,750 shares

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

REACHLOCAL, INC.

i

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, ReachLocal, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “ReachLocal.”

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this 2015 Annual Report on Form 10-K.

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

Item 1. Business.

Business Overview

ReachLocal’s mission is to provide more customers to local businesses. We began in 2004 with the goal of helping local businesses move their advertising spend from traditional media and yellow pages to online search. While we have sold to a variety of local businesses and will continue to do so, our present focus is on small to medium-sized businesses (SMBs) and in particular, what we refer to as Premium SMBs. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. Premium SMBs have become increasingly sophisticated in their understanding of online marketing. However, we believe that Premium SMBs have not changed their desire for a single, unified solution to their marketing needs. Our goal is to provide a total digital marketing solution that will address Premium SMBs’ online marketing needs. Our total digital marketing solution consists of products and solutions in three categories: digital advertising (including ReachSearch™, ReachDisplay™, ReachDisplay InAppTM and ReachRetargeting™), web presence (including ReachSite+ReachEdge™, ReachSEO™, ReachCast™, ReachListings™, and TotalLiveChat™), and software (ReachEdge™ and Kickserv™).

We began by offering online advertising solutions with the rollout of ReachSearch in 2005, when we pioneered the provisioning of search engine marketing services (SEM) on a mass scale for local businesses through the use of our technology platform. ReachSearch combines search engine marketing optimized across multiple publishers, call tracking and call recording services, and industry leading campaign performance transparency. ReachSearch remains a leading SEM offering for local businesses and has won numerous awards since its rollout, including most recently winning Google’s Quality Score Champion Award in North America and Latin America. However, ReachSearch does not solve all of the online advertising challenges of our clients. We have therefore added additional elements to our platform including our display products, such as ReachDisplay and ReachDisplay InApp, our behavioral targeting product, ReachRetargeting, and other products that are primarily focused on leveraging third-party media to drive leads to our clients.

To complement our online advertising solutions, we have also launched a number of web presence solutions. These solutions include websites, search engine optimization (SEO), social, chat, listings and other products and solutions, all focused on expanding and leveraging our clients’ web presence. Often these products are designed to work in concert with our digital advertising products with a goal of enhancing the return to our clients. These products are generally available in North America and selectively available in our international markets.

We also recognize that even successfully driving leads to our clients does not represent a complete solution to local businesses’ online marketing needs. In 2013 we expanded into lead conversion software with the introduction of ReachEdge in order to move beyond being a media-driven lead generation business to offering integrated solutions for our clients. ReachEdge is marketing automation and lead conversion software and includes tools for capturing web traffic information and converting leads into new customers. Initially, ReachEdge only came bundled with a responsive website. However, beginning in the first quarter of 2015, clients have been able to license ReachEdge’s lead conversion software without having to also purchase a website, allowing us to sell ReachEdge to local businesses who do not need a new website or who purchase their website from another provider.

Over time, we plan to add additional dynamic optimization functionality to ReachEdge, as well as features that create a more seamless relationship between our clients and their customers. For example, in the fourth quarter of 2014, we acquired Kickserv, a provider of cloud-based business management software for service businesses. With this addition, we have the ability to provide an end-to-end solution to our clients that starts with lead generation (ReachSearch, ReachDisplay and ReachSEO), includes lead conversion software (ReachEdge), and then closes and manages the business relationship (Kickserv). Local businesses already spend marketing dollars in these categories with a significant number of providers in a highly fragmented and confusing marketplace. Our integrated total marketing solution seeks to address this broad array of business needs with a simple integrated solution.

In North America, we sell our products and solutions directly, principally through our outside sales force and in certain situations, an inside sales force, in what we refer to as our Direct Local channel. Our sales personnel (primarily referred to as Digital Marketing Consultants or DMCs) both generate the sale and manage the client relationship. Each DMC is paired with a Marketing Expert (or ME) who provides day-to-day campaign management. We believe that this approach enables the DMC to focus primarily on selling and managing client relationships, while the client benefits from the support and expertise of dedicated MEs. We also have certain veteran salespeople that we refer to as IMCs who have more discretion to manage their client relationships and campaigns. Our international markets generally operate under a modified version of the North American model, suited for local market and product availability differences.

We refer to our separate sales channel targeting national brands, franchises and strategic accounts with operations in multiple local markets, and select third-party agencies and resellers, as our NBAR channel. The sales process for the NBAR channel typically has substantially longer lead times than in our Direct Local channel. In addition, national brand clients often involve complex operational and marketing requirements that are not typically required by our Direct Local clients. Our third-party agencies and reseller partners use our technology platform in customer segments where they have sales forces with established relationships with their client bases. We currently have over 350 agencies and resellers actively selling on our technology platform. We have a team that is responsible for identifying potential agencies and resellers, training their sales forces to sell our products and services and supporting the relationships on an ongoing basis.

During the third quarter of 2015 we introduced our Web Partner Program, under which we distribute ReachEdge through third-party web developers. We are focusing on potential partners that typically have client bases ranging from 200 to 2,000 clients. By distributing ReachEdge with their platforms, Web Partners can deliver value to their clients while also earning an additional revenue stream. We believe that our Web Partner Program can increase our sales force’s productivity by giving our sales people easier access to potential new clients.

In addition to the United States and Canada, we have sales operations in Australia, New Zealand, Japan, Germany, the Netherlands, Austria, Brazil and Mexico. We exited direct sales in the United Kingdom market in the fourth quarter of 2015 when our local subsidiary ReachLocal UK Ltd. entered administration. We continue to review our operations in order to rationalize those that are underperforming and to optimize operations in our other markets.

Industry Overview

Over the past decade, the market for online marketing services for SMBs and other local businesses has undergone rapid and fundamental changes. The delivery and consumption of local online marketing services, like all media, has become fragmented and digitized. Consumers are searching on Google and Bing, checking reviews on Yelp and Citysearch, asking friends for their opinions on Facebook and Twitter, and doing it increasingly on mobile. Accordingly, for SMBs to prosper in this evolving world, they need to possess a tool kit that enables them to reach and interact with consumers in the same manner that consumers are seeking their services. This consumer-led digital transformation has profoundly disrupted the ways that businesses of all sizes need to acquire, transact with, maintain and retain their customers. As the Internet continues to grow and evolve, we believe that these trends will accelerate. To keep pace with this transformation, we believe that local businesses need to follow their customers and move an increasing portion of their marketing efforts and spend online. Accordingly, we believe that the market opportunity is huge and as we expand our product suite we will further differentiate our company from competitors.

The ReachLocal Solution

We provide local businesses with a suite of products that are optimized for their needs. Our products are designed to work the way that local businesses—and in particular, SMBs—work. They are easy to use, value-added, “do-it-for-me” solutions that leverage our technology and service platforms to enable our clients to acquire, transact with and retain customers. While we have sold to a wide variety of local businesses and will continue to do so, we target what we refer to as the Premium SMB. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. In addition, we focus on certain core verticals, which include Home Services (such as plumbers), Professional Services (such as lawyers and accountants), Specialty Services (such as travel agents) and Healthcare (such as doctors and dentists). We also provide solutions to multi-location advertisers, such as franchises and other businesses that have multiple locations across a number of cities and states.

Our Products

We offer a comprehensive suite of online marketing and reporting solutions designed to deliver efficacy and insight to our clients.

Our products are organized into three categories: digital advertising, web presence and software:

Digital Advertising. Our digital advertising products are designed to drive customers to our clients in an efficient and cost-effective manner.
•

ReachSearch. Our award-winning ReachSearch is focused on ensuring that our clients’ advertisements appear prominently among the search results when local consumers enter certain keywords on leading local search sites such as Google, Yahoo! and Bing. ReachSearch is optimized for local markets in each of our territories. ReachSearch accounted for 88%, 86% and 87% of our revenue during 2015, 2014 and 2013, respectively. As over one-third of searches are now being conducted through mobile devices (smartphones and tablets) we also provide mobile optimized websites to all of our clients that purchase ReachSearch. ReachSearch is available in all of our markets.

•

ReachDisplay. Our ReachDisplay products are primarily focused on maximizing the exposure for local businesses by displaying their ads on websites that, in the aggregate, reach an estimated 90% of the U.S. online audience. We offer a number of display advertising products across a wide variety of publishing partners, including multiple display networks and demand-side platforms. Our ReachDisplay product was introduced in 2009 and we continue to add new publishers and options as display advertising on the Internet evolves. In May 2015 we launched ReachDisplay InApp, which shows compelling, interactive ads to consumers using popular mobile apps when they are near our client’s business. ReachDisplay is available in most of our markets.

•

ReachRetargeting. Our ReachRetargeting products allow us to target consumers who have previously visited a specific client’s website, either through a ReachSearch campaign or a ReachDisplay campaign, or who have previously searched for a client’s keywords. When the potential customer visits any other site within our retargeting network, we can market to the target customer on behalf of that client. ReachRetargeting is available in most of our markets.

Web Presence. Our suite of web presence products are designed to enhance the profile of our clients on the Internet.
•

ReachSite + ReachEdge. Our ReachSite + ReachEdge solution provides a professionally designed, mobile-responsive web site optimized to enhance lead generation, paired with our ReachEdge lead conversion software. ReachSite +ReachEdge is available in North America, Australia, New Zealand and our European markets.

•

ReachCast. Our ReachCast solution was introduced in 2010 and combines a proprietary technology platform with an expert service team to help local businesses build and optimize their Web presence for the purpose of driving online search discovery, powering reputation management, and managing social media marketing. We substantially revamped this solution in 2014. ReachCast is available in North America.

•

ReachSEO. Our ReachSEO solution has historically been designed to boost the visibility of our ReachSite + ReachEdge clients on the top search engines, but beginning in 2016 will be available to clients in North America and certain of our international markets who do not use our website solution. ReachSEO is available in North America, Australia and New Zealand.

•

TotalLiveChat. Our TotalLiveChat widget gives our clients the ability to interact with new website visitors and collect their contact information so they can follow up with them later. TotalLiveChat is available in North America, Australia, New Zealand and our European markets.

•

ReachListings. Our ReachListings solution provides a managed local listings service that broadens our client’s online exposure in search engines and directories to help drive more traffic from local search. ReachListings is available in our US Market.

Software. Our software products are designed to enable our clients to both easily assess the efficacy of their marketing efforts and to facilitate their interactions with their customers.
•

ReachEdge. In 2013, we introduced ReachEdge, our most important new product introduction to date. ReachEdge is a marketing automation platform that includes tools for capturing web traffic information and converting leads into new customers for our clients. With ReachEdge, we are working to solve the critical problem of lead capture and conversion, while also providing business insights such as marketing ROI. While we have generated tens of millions of leads for our clients during our history, with ReachEdge, we provide our clients with tools designed to significantly improve their conversion of leads to customers. ReachEdge manages the leads generated by our other products. For example, ReachEdge notifies our client of new leads in real time via text message, email or the ReachLocal mobile app, so that the client is able to follow up within minutes. ReachEdge also helps the client stay top-of-mind during the prospect’s decision-making process by using integrated marketing automation to send new prospects targeted emails and alerts to the client’s staff reminding them to follow up on each lead. ReachEdge also provides reports to show clients how many leads they are getting from each marketing source and other important business insights. ReachSite +ReachEdge is available in most of our markets.

•

Kickserv. Kickserv is cloud-based business management software for service businesses. Kickserv allows us to provide an end-to-end solution to our clients that starts with lead generation (ReachSearch, ReachDisplay and ReachSEO), includes lead conversion (ReachEdge), and then closes and manages the business relationship (Kickserv). Kickserv is available in North America.

Our Distribution Approach

Sales Organization

In 2006, we executed on a strategy to build the first pure-play online advertising sales force. Our approach to the market has gone through many iterations. Today, our sales personnel (primarily referred to as Digital Marketing Consultants or DMCs) both generate the sale and manage the client relationship. Each DMC is paired with a Marketing Expert (or ME), who provides day-to-day campaign management. We believe this approach enables the DMC to focus on selling and maintaining client relationships, while the client benefits from the support and expertise of dedicated MEs. We also have certain veteran salespeople that we refer to as IMCs who have more discretion to manage their client relationships and campaigns. In addition, we have a small inside sales force that we leverage in certain situations.

We employ a separate sales channel targeting national brands, franchises and strategic accounts with operations in multiple local markets and select third-party agencies and resellers. We refer to this as our NBAR channel. The sales process for the NBAR channel typically has substantially longer lead times than in our Direct Local channel. In addition, national brand clients often involve complex operational and marketing requirements that are not typically required by our Direct Local clients. Our third-party agencies and reseller partners use our technology platform in customer segments where they have sales forces with established relationships with their client bases. We currently have over 350 agencies and resellers actively selling on our technology platform. We have a team that is responsible for identifying potential agencies and resellers, training their sales forces to sell our products and services and supporting the relationships on an ongoing basis.

During the third quarter of 2015 we introduced our Web Partner Program, under which we distribute ReachEdge through third-party web developers. We are focusing on potential partners that typically have client bases ranging from 200 to 2,000 clients. By distributing ReachEdge with their platforms, Web Partners can deliver value to their clients while also earning an additional revenue stream. We believe that our Web Partner Program can increase our sales force’s productivity by giving our sales people easier access to potential new clients.

Historically we focused on international expansion. Our first expansion was in Australia in 2006. We subsequently entered Europe (the United Kingdom, Germany, the Netherlands and Austria), Japan, Brazil, Mexico and New Zealand. During the fourth quarter of 2015 we exited the United Kingdom and continue to review our operations in order to rationalize our underperforming markets and optimize operations in our primary markets. We are transitioning to localized versions of our DMC sales models in our international markets.

Customer Service

Our customer service organization is responsible for providing ongoing support to our sales forces, clients and resellers, including technical assistance with the use of our platform, as well as providing product- and campaign-specific technical assistance and recommendations to our local business clients. Our Marketing Experts (or MEs) provide primary client support. We also field an advanced campaign management team that is responsible for supporting and optimizing the overall performance of the products on a category-by-category level. With a combination of employees in each of our regional markets and India, we have a dedicated team focused on the provisioning and review of campaigns before they are deployed.

Our Strategy

We believe that the market for online marketing solutions for local businesses is still in its early stages and the market is still highly fragmented, providing us with significant opportunities for growth. Our strategy for pursuing this opportunity includes the following key components:

•

Great Products. We plan to offer our clients a total digital marketing system with lead conversion software at its core that shows them how their marketing is working and helps them more effectively turn leads into customers. Our software will be supported and enhanced by our core digital advertising solutions (search, display, retargeting, social media, in-app display) and our web presence solutions (websites, SEO, chat, listings). During 2016 we plan to continue to deliver new offerings and will focus on driving licenses of our software solutions to increase penetration, client engagement and client retention.

•

Great Client Experience. We believe that our sales model enables us to build strong relationships with our clients. We continue to focus on taking a more proactive approach to client support in order to both increase client retention and improve our reputation. We also intend to leverage our DMCs to produce more client referrals.

•

Great Reputation. If we build great products and provide great client experience, a great reputation will follow. Our reputation will be built on the way we sell and service our clients, and the strength of our products. It comes from doing the right thing for the client every time. We’re building a culture that thinks client-first in everything we do.

•

Great Go-To-Market. We believe that optimizing our go-to-market model across products and markets is critical to our success. Our Direct Local Channel utilizes a consultative sales approach with local execution, but we believe that our Web Partner Program can increase our sales force’s productivity by giving our sales people easier access to potential new clients. We are also focused on strengthening our NBAR channel, which gives us access to different types of clients than our Direct Local Channel.

  Product and Technology Development and Technology Operations

We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product and quality assurance testing, and improving our core technology.  We have approximately 160 product and engineering professionals located in various locations primarily in the United States and India.

Our technology platform has been built to scale globally. We have a large number of customer facing services that reside in seven data centers spanning five countries, and we keep more than a 99.9% service availability. Our primary data center hardware is co-located in El Segundo, California. We also maintain smaller regional data centers, including redundant facilities at various locations to support our domestic and international operations. We continuously monitor the performance and availability of our products and have well documented procedures to respond to incidents. In addition, we utilize cloud computing providers for certain of our products and services.

We architect our applications to enable us to scale our operations quickly while reducing deployment costs. We have a highly-available, scalable infrastructure that employs hardware load-balancers, redundant interconnected network switches and firewalls, replicated databases and fault-tolerant storage devices. Research and development expenses are included in product and technology expenses in the accompanying consolidated statements of operations. Our research and development expenses were $6.9 million, $15.5 million, and $9.5 million, during 2015, 2014 and 2013, respectively, and our capitalized software development costs were $10.1 million, $13.5 million, and $11.5 million during 2015, 2014 and 2013, respectively. We have also completed several acquisitions to accelerate our product paths, increase our core competencies and otherwise expand or accelerate various technology initiatives.

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

We consider trademark registration for some of our product names, slogans and logos in the United States and in some foreign countries. ReachLocal and TotalTrack are registered U.S. trademarks on an ongoing basis. We have also registered ReachLocal, ReachCast and TotalTrack as trademarks in a number of international territories. Other trademarks we use are ReachSearch, ReachDisplay, ReachRetargeting, ReachEdge and Kickserv.

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

•

Vertical-Specific SMB Marketing Providers. Increasingly we compete with vertical-specific SMB marketing providers such as Dealer.com, Haystak Digital Marketing or Healthgrades, who offer solutions tailored for specific verticals that often include vertical-specific features that our products do not.

•

SMB Marketing Technology Providers. We also compete with technology companies providing online marketing platforms focused on the SMB market such as Angie’s List, Groupon, Intuit, Web.com, Wix, GoDaddy and Yelp, and, in some cases, with significant direct sales forces.

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

The Company

ReachLocal, Inc. was incorporated as a Delaware corporation in 2003. In 2006, we entered our first market outside of North America through a joint venture in Australia, and in 2009, we acquired the remaining interest in the joint venture. We entered Canada in 2008, Germany and the Netherlands in 2011, Japan and Brazil in 2012, Austria in 2013, and Mexico and New Zealand in 2014. We also entered the United Kingdom in 2008 and exited direct sales in the market in the fourth quarter of 2015 when our local subsidiary ReachLocal UK Ltd. entered administration. We also serve clients in certain other countries through our resellers.

For information about revenues from external customers and long-lived assets by geographic area, see Note 18 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Employees

At December 31, 2015, we had approximately 1,300 employees worldwide. Approximately 80 of our employees in Brazil were subject to a collective bargaining agreement. None of our other employees are subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

Our current business and future prospects are difficult to evaluate. We commenced operations in late 2004 in North America, and developed a strategy for taking advantage of what we believe is a shift of local marketing budgets from traditional media formats to digital media formats. Our strategy allowed us to grow rapidly.  However, our growth rate slowed over a number of years and in 2015 and 2014 our revenue declined 19.4% and 7.6%, respectively, as compared to the respective prior year. In addition, in the fourth quarter of 2015 we exited direct sales in the U.K. market, which represented 6.6% of 2015 revenue and we continue to review our international operations in order to rationalize our operations in underperforming markets. We are introducing products internationally, continuing to refine the structure of our sales force and introducing new go-to-market strategies, and developing new products to attempt to grow our business, but we cannot assure you that our strategy will be successful and that our revenue will not decline further. In particular, although our international salespeople historically were more productive than our North American salespeople, as those markets have matured, our international salespeople’s productivity has declined and may decline further, putting further pressure on our results of operations. As our revenues have declined we have reduced costs to maintain economic viability, but if revenues continue to decline, we may not be able to implement enough additional cost savings to sustain the business.

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

•	successfully executing new sales and go-to-market strategies and approaches, including the realignment of our North American sales force;

•	successfully entering new markets, domestically and internationally;

•	maintaining the effectiveness of our technology platform, and adapting our technology to new market opportunities and challenges;

•	competition from existing and new competitors, technologies, and products;

•	reaching and maintaining profitability;

•	maintaining compliance with debt covenants;

•	acquiring additional capital, if necessary;

•	continuing to attract new clients, many of which have not previously advertised online and may not understand the value to their businesses of our products and services; and

•	effectively managing our sales force, personnel and operations.

Failing to successfully address these challenges or others could significantly harm our business, financial condition, results of operations and the trading price of our common stock.

We have incurred significant operating losses in the past and may incur significant operating losses in the future.

At December 31, 2015, we had an accumulated deficit of approximately $136.1 million, and we may incur significant net operating losses in the future. Our cash and cash equivalents decreased from $43.7 million as of December 31, 2014 to $18.8 million as of December 31, 2015, which includes the amounts borrowed under our Loan and Security Agreement with Hercules Technology Growth Capital (the “Hercules Loan Agreement”) ($10 million of unrestricted cash) and pursuant to the 4.0% Convertible Second Lien Subordinated Notes issued to certain affiliates of VantagePoint Capital Partners (the “VantagePoint Notes”) ($5 million). Although we have significantly reduced, and are attempting to further reduce, our operating expenses, we may not be successful or our operating expenses may increase in the future as we expand our operations. In addition, our business strategy contemplates making substantial investments in new and existing products, which will require significant expenditures. If our expenses don’t decrease according to our plan or revenues are less than expected, we will not be profitable and our liquidity and financial condition will be adversely affected. We also expect that a variety of factors, including increased competition and the maturation of our business, may continue to put pressure on our revenue, and we cannot assure you that our revenue will not continue to decline. As a result, you should not consider our historical revenue performance as indicative of our future performance.

Our Hercules Loan Agreement and VantagePoint Notes contain operating and financial covenants that may restrict our business and financing activities.

Borrowings under the Hercules Loan Agreement are secured by substantially all of our assets. The Hercules Loan Agreement includes certain affirmative and negative covenants applicable to us and our subsidiaries which are co-borrowers under the loan, and in certain cases, to all of our subsidiaries. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on investments in and cash held at foreign subsidiaries, transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions. We are also required to maintain minimum cash and cash equivalents in accounts subject to a control agreement with Hercules, as administrative agent, in an amount equal to $15.0 million (which decreases to $12.5 million under certain circumstances) at all times. The term loan is secured by substantially all of our personal property, including our intellectual property.

In addition, the Hercules Loan Agreement requires performance within certain trailing-three-month revenue and adjusted EBITDA targets, computed on a monthly basis. The operating and financial restrictions and covenants in the Loan Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. During 2015 we entered into several amendments to the Hercules Loan Agreement that allowed us to maintain compliance with the term loan’s covenants, including an amendment on August 3, 2015 to reduce the term loan’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015, and an amendment on November 9, 2015, to waive compliance with the term loan’s revenue and earnings covenant thresholds for November and December 2015. In connection with the November amendment, we paid Hercules a one-time fee of $0.2 million, reset the schedule of prepayment fees, and agreed to amend the Hercules warrant to lower the exercise price and increase the number of shares subject to it. A breach of any of the Hercules Loan Agreement covenants could result in a default under the Hercules Loan Agreement, which could cause all of the outstanding indebtedness under the term loan to become immediately due and payable and Hercules could exercise remedies against the collateral securing the term loan, including our cash, or could result in the interest-only extension period being unavailable to us.

The VantagePoint Notes also include events of default, including any event of default under the Hercules Loan Agreement.

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

Commencing in the fourth quarter of 2013, we realigned our sales infrastructure in North America, which we believe significantly contributed to our 2014 and 2015 revenue declines. In 2015, we further refined the structure of our sales force to combine the best elements of our original sales model and our more recent sales model. We believe the current North American sales model is superior to the prior model, but we cannot be certain that this continued evolution will slow the declines and ultimately return our North American operations to growth.

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

2014 and 2015 were very difficult years for our business. Our operating and stock price performance have resulted in a drop in morale within our work force. While we have taken reasonable steps to ensure that our key people are adequately incented to stay with the company, we cannot be certain that such incentives will be sufficient to keep our top performers.

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

Our product roadmap relies on developing a total marketing solution, which is a somewhat untested product concept that may not gain market acceptance or may not perform as we intend.

ReachEdge, our lead conversion software, is our initial step towards our goal of offering a total marketing solution. In addition, during the fourth quarter of 2014 we acquired Kickserv, a business management platform for service businesses that we are beginning to integrate with ReachEdge. The success of this new product strategy is subject to numerous risks and uncertainties, such as uncertain customer acceptance, the difficulties of designing a complex software product, integrating our software products with our existing technology and third-party service providers, training our salespeople to sell software products, and gaining market acceptance. We are also still developing our go-to market strategy for our software business, which has different requirements than our traditional media business. Because our software products are complex and incorporate a variety of proprietary and third-party software, they may have errors or defects that could result in unanticipated downtime for our customers and harm to our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. In addition, our customers may use our software products in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers may use this product for important aspects of their business, such as lead generation, lead management, scheduling, and other services, any errors, defects, disruptions in service or other performance problems, could damage our customers’ businesses and result in financial losses, which would hurt our reputation. As a result, customers could elect to not renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us. In addition, our total marketing solution is a relatively new solution for the marketplace and, therefore, wide market acceptance cannot be assured. Substantial components of our software products may be outsourced to third parties. While we believe that our relationships with these third parties are sound, if one of those relationships were to deteriorate, our ability to sell and maintain our software products could be substantially degraded.

We purchase most of our media from Google, and our business could be adversely affected if Google takes actions that are adverse to our interests or if we fail to meet advertiser or spend targets necessary for receiving rebates from Google. Similar actions from Yahoo!, Microsoft and other media providers could adversely affect our business, though to a lesser degree.

Most of our cost of revenue is for the purchase of media, and a substantial majority of the media we purchase is from Google. Google accounts for a large majority of all U.S. searches, and Google’s share in foreign markets is often even greater. As a result, we expect that our business will depend upon media purchases from Google for the foreseeable future. This dependence makes us vulnerable to actions that Google may take to change the manner in which it sells AdWords, as described below, or conducts its business on a number of levels:

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

•

Competitive Risk. Google offers its products directly to local businesses through an online self-service option. In addition, Google has continued to expand its partner program, which we believe has attracted additional competitors to enter our market. Google enjoys substantial competitive advantages over us, such as substantially greater financial, technical and other resources. In addition, Google continues to launch products that are targeted directly at SMBs, which Google does not always make available to third parties. While we cannot assess at this time the effect of Google’s offering such products directly to SMBs, the prices charged by Google for direct service are lower than the prices we charge for the same media.

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

•

Rebate/Incentive Risk. Google retains broad authority with respect to its rebate programs and has, from time to time, canceled rebate programs. During 2014, we entered into a new global agreement with Google that provides rebates based on overall global growth of our spending with Google. We amended the terms of our Google agreement in December 2015, and during the fourth quarter of 2015 we earned a rebate well in excess of the amount we have received in recent quarters. The December 2015 amendment only applies through the end of 2016 and we can provide no assurance that we will qualify for rebates under the current Google agreement or otherwise in the future. Even if we earn rebates from Google in the future, the agreement is subject to broad mutual termination rights and there is no assurance of renewal. Termination or nonrenewal of the Google agreement would negatively affect our cost of revenue materially.

In addition, any new developments or rumors of developments regarding Google’s business practices that affect the local online advertising industry may adversely affect our products or create perceptions with our customers or investors that our ability to compete has been impaired. For instance, beginning in February 2016, Google began changing where and how ads are shown next to search results, potentially significantly reducing the number of ad impressions available to advertisers, including our clients.

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

The market in which we participate is intensely competitive, which may adversely impact our margins and if we do not compete effectively, our operating results could be harmed.

The market for online marketing solutions is intensely competitive and rapidly changing, and with the emergence of new technologies and market entrants, we expect competition to intensify in the future. In particular, some of our competitors offer products similar to ours at a lower price, putting pressure on us to lower our prices or lose clients.

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

•

Local SMB Marketing Providers. The market for internet marketing services is highly fragmented and there are a number of smaller companies which provide internet marketing services and offer such services at highly competitive prices. Many of these partners also participate in publisher partner programs, which allows them to compete with us more effectively.

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

We invest in the development of new products and solutions with the expectation that we will be able to effectively offer them to our clients. We are developing, and may in the future develop or acquire, other products and solutions that address new segments of local companies’ marketing activities. We are also developing subscription and SaaS products, such as ReachEdge and Kickserv, which present different challenges from those we have faced in the past. Our future revenue depends in part on our ability to stay competitive with our product and service offerings, including providing integrated solutions to our clients. Our ability to develop and launch new products on our expected timelines, or at all, is subject to numerous risks and uncertainties, such as our decreased product and technology spending, the difficulties of designing complex software products, achieving desired functionality and integrating the new products with our existing technology.

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

We may require additional capital to operate or expand our business. In addition, some of our product development initiatives may require substantial additional capital resources before they begin to generate material revenue. Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. The Hercules Loan Agreement restricts our ability to obtain additional capital without Hercules’ consent or payment in full. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to service our existing clients or acquire new clients, which would have an adverse effect on our business, operating results and financial condition.

Client dissatisfaction with our products, complaints, negative publicity or litigation related to our sales tactics, customer service or other business practices could adversely affect our reputation and brand.

Client dissatisfaction with our products, client complaints or negative publicity, including third-party media outlets, about our products, technology, personnel or customer service, could severely diminish confidence in and the use of our products. Our products, as well as those of our competitors, are regularly reviewed, and those reviews are regularly shared, by our clients. Negative reviews, or reviews in which our competitors’ products are rated more highly than ours, could negatively affect our brand and reputation. From time to time, our clients have expressed dissatisfaction, including dissatisfaction with our customer service, our sales and billing practices and the way our products perform. If we do not handle client complaints effectively, or otherwise adequately address clients’ concerns, our brand and reputation may suffer, we may lose our clients’ confidence and they may choose to stop working with us. For example, we experienced negative publicity in the United Kingdom, which adversely impacted our business in that region and contributed to our decision to exit the market in 2015. We have also faced legal claims regarding our business practices in both the United Kingdom and the United States and may face additional claims in the future. Complaints, negative publicity or legal claims related to our products, our sales tactics or our customer service could materially and adversely impact our reputation and brand, as well as our business, financial condition and results of operations.

We may be unsuccessful in managing or growing our international operations, which could harm our business, operating results and financial condition.

We currently have international sales operations in Australia, Canada, Germany, the Netherlands, Japan, Brazil, Austria and Mexico, and campaign support services in India. Revenue from international operations outside North America accounted for 34.9%, 38.3% and 33.5% of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We exited the United Kingdom market in the fourth quarter of 2015 and continue to review our international operations in order to rationalize our operations in overseas markets we determine to be underperforming and to optimize operations in our primary markets. We may continue to incur losses or fail to enter new markets successfully.

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

Our ability to maintain or grow revenue and achieve profitability will depend, in part, on the size and effectiveness of our direct sales force. During 2015, we refined the structure of our North American sales force to combine the best elements of our original sales model and our 2014 sales model. In addition, we are now standardizing our international sales models to use localized versions of our North American sales model. However, if many of our salespeople do not perform well in their new roles, or are unhappy with the new structure, we may experience greater than anticipated attrition. If our salespeople attrition is greater than anticipated, our business will be harmed. We also have certain long-tenured salespeople with significant client bases and losses of one or more of them would negatively impact our business. In addition, as more companies seek to capitalize on the shift to online media, competition for knowledgeable and qualified online media sales personnel will increase, and hiring salespeople may be more difficult than it has been historically. Moreover, employees that we hire from our competitors have in the past, and may in the future, be subject to claims of breach of noncompetition and non-solicitation obligations owed to their former employers, which could impact our ability to attract and hire high-quality candidates and potentially subject us to litigation. If we are unable to effectively recruit, train and retain salespeople, we may not be able to grow our sales force, our revenue may suffer or our costs may increase.

One of our international growth strategies has been to enter new international markets through franchise or reseller arrangements, but that strategy is subject to risks.

As we expand into other international markets, in addition to entering markets directly, we may enter through a franchisee or a reseller (as we did in New Zealand and Eastern Europe and are currently operating in Singapore). The success of this strategy will depend on a number of factors, including whether our franchisees and resellers have the experience and financial resources to be effective operators and remain aligned with us on operating, promotional and capital-intensive initiatives, and the potential impact on us if they experience operational problems or project a brand image inconsistent with our values, particularly if our contractual and other rights and remedies are limited by local law or otherwise, or are costly to exercise. Difficulties of one or more of our international franchisee or reseller arrangements could result in losses stemming from related strategic investments, delay penetration into and/or negatively affect our brand in certain international markets, and distract management and absorb product development resources.  For example, in July 2012, the Company entered into a franchise agreement with OxataSMB B.V. permitting it to operate and resell our services under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. At the same time, we entered into a market development loan agreement with OxataSMB pursuant to which we agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) was immediately advanced and €0.92 million ($1.2 million) was advanced in August 2013. The OxataSMB operations did not perform as contemplated, and as a result, the Company recorded a $3.3 million impairment of the loan receivable and related interest from OxataSMB and a $1.6 million provision for bad debt related to the trade receivable from OxataSMB. Ultimately we terminated OxataSMB’s franchise agreement in the fourth quarter of 2014 and have not been repaid any amounts under the loan.

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

Because we conduct a significant and growing portion of our business outside the United States but report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. Our foreign operations are exposed to foreign exchange rate fluctuations as the financial results are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions will result in increased revenue, operating expenses and net income (or loss). If the U.S. dollar strengthens against foreign currencies, however, the translation of these foreign currency denominated transactions will result in decreased revenue, operating expenses and net income (or loss). For example, the strengthening of the U.S. dollar against the foreign currencies in which we do business resulted in a reduction in 2015 revenue of $25.9 million, principally driven by a 16% reduction in the average value of the Australian dollar relative to the prior year. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 30% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

If we fail to stabilize our client base, our business, financial condition and operating results will be adversely affected.

Our ability to grow our business depends in large part on maintaining and expanding our client base. To do so, we must convince prospective clients of the benefits of our technology platform and existing clients of the continuing value of our products and services. As the online media options for SMBs have proliferated and our sales force has shrunk, our number of Active Clients has fallen from 23,900 as of December 31, 2013 to 20,800 as of December 31, 2014 and 17,500 as of December 31, 2015. We cannot assure you that we will be successful in maintaining or expanding our client base in the future.

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

A significant portion of our revenue is generated by our national brands, agencies and resellers. If we are not able to maintain relationships with them, our sales may suffer and it may contribute to further revenue declines.

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

Our expense reduction initiatives may place significant demands on our management and our infrastructure.

We have experienced substantial growth in the size and complexity of our business. This growth has placed significant demands on our management and our operational and financial infrastructure. However, during the past few years we have implemented a number of expense reduction initiatives, which may make it more difficult for us to continue to maintain, improve and upgrade our systems and infrastructure. Expense constraints could also strain our ability to maintain reliable service levels for our clients, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel. If we fail to maintain the necessary level of discipline and efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

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

We rely on a number of financial services providers, both domestically and internationally, for banking, payment processing and other financial transaction support and any interruption in the services provided by these institutions could harm our ability to operate our business.

We rely on a number of financial services providers, both domestically and internationally, for banking, payment processing and other financial transaction support. If one or more of our financial services providers reduces some or all of the services available to us due to our financial position or otherwise, it could significantly harm our business by requiring us to change current processes to less efficient models or expend considerable resources to migrate to a different provider. For example, during the first quarter of 2016, one of our primary banking partners reduced the services available to us and one of our primary payment processors gave us notice of their intent to terminate the relationship. We have been in discussions with alternate financial service providers and believe that we will not have an interruption of service, but if no alternative financial service provider is available or we cannot migrate in time, we could have difficulty collecting payments from our clients or could fail to remain in compliance with the covenants under our Hercules Loan Agreement.

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

We have made strategic investments in the past, such as the market development loan to OxataSMB, a franchisee, and may make additional similar or different strategic investments in the future. Such investments may not prove profitable or successful for us and may result in the partial or total loss of our invested capital. For example, the OxataSMB operations did not perform as contemplated, and as a result, at December 31, 2013, the Company recorded a $3.3 million impairment of the OxataSMB loan receivable and related interest and a $1.6 million provision for bad debt related to a trade receivable from OxataSMB. In addition, strategic investments may involve future commitments to provide further capital and we cannot assure you any such further investments will be desirable if, and when made, or will prove profitable over the long term.

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

A majority of our clients’ campaigns were paid for using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our results of operations. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we are compliant with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program, MasterCard’s Site Data Protection standard, and American Express’ Data Security Operating Policy and Discover Information Security & Compliance (DISC) program. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our clients. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, financial condition or results of operations.

Our revenue may be negatively affected if we are required to charge sales tax or other transaction taxes on all or a portion of our past and future sales to customers located in jurisdictions where we are currently not collecting and reporting tax.

We have not historically collected, or had imposed upon us, sales or other transaction taxes related to the products and services we sell, except for certain corporate level taxes and transaction level taxes outside of the United States. However, sales of our ReachEdge and Kickserv products are taxable in many state, local, and foreign jurisdictions, of which one or more may seek to impose additional sales or other transaction tax obligations on us in the future. A successful assertion by any state, local jurisdiction or country in which we do business that we should be collecting sales or other transaction taxes on the sale of our products or services could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage clients from purchasing products or services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations. The imposition of new laws requiring the collection of sales or other transaction taxes on the sale of our products or services (or the introduction of new products or services that are subject to existing transaction taxes) could create increased administrative burdens or costs, discourage clients from purchasing products or services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations.

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

We have in the past relied on adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework, which established a means for legitimating the transfer of personally identifiable information by U.S. companies doing business in Europe from the European Economic Area to the U.S. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in the Schrems v. Data Protection Commissioner case, the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with restrictions set forth in the Data Protection Directive (and member states’ implementations thereof) regarding the transfer of data outside of the EEA. We are currently relying on other methods to our customers to enable compliant data transfers from the EEA to the U.S. and are monitoring further developments in this area.

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

Shares of our common stock were sold in our initial public offering in May 19, 2010 at a price of $13.00 per share, and our common stock has subsequently traded as high as $28.39 and as low as $0.55. In addition, at times during the past year, trading volumes have declined substantially as compared to earlier periods. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our operating performance and the operating performance of similar companies;

•	our capital and liquidity position and ability to access additional capital, if necessary;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	changes in the amounts and frequency of share repurchases;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our solutions;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

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

As of March 23, 2016, approximately 55% of our common stock is held by our directors, officers and entities affiliated with our directors, including approximately 43% beneficially owned by VantagePoint Capital Partners (including approximately 450,000 shares issuable upon conversion of the VantagePoint Notes) and approximately 9% beneficially owned by Rho Ventures. Such shares have not been subject to lock-up agreements since November 2010. VantagePoint and Rho Ventures were our two primary venture capital investors and have owned their shares for a considerable length of time. If either VantagePoint or Rho Ventures decides to exit its investment in us, it could negatively impact the price of our common stock. During February and March of 2014, Rho Ventures sold an aggregate of approximately 187,000 shares of our common stock.

If there are substantial sales of our common stock in the public market, the trading price of our common stock could decline significantly. In addition, as of December 31, 2015, approximately 6.9 million shares subject to outstanding options and RSUs under our 2004 Stock Plan, our Amended and Restated 2008 Stock Incentive Plan and inducement awards, are potentially eligible for sale in the public market in the future. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

 If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. The number of analysts covering our company has decreased from a maximum of nine to two currently and if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

   If we are unable to continue to comply with the NASDAQ Global Select Market’s continued listing requirements, our common stock may be delisted from the NASDAQ Global Select Market, which could have an adverse effect on the liquidity and market price of such shares.

NASDAQ’s continued listing requirements require, among other requirements, that we maintain at least $15 million of public float and that the minimum bid price of our common stock not fall below $1.00 per share for 30 consecutive business days. Although as of March 23, 2016, we are in compliance with NASDAQ’s continued listing requirements, our public float fell below $15 million in December 2015 and our common stock has traded below $1.00 in the recent past. If we fail to meet either of these requirements, or others, for more than 30 consecutive trading days, we will have 180 days to satisfy such requirement for a period of at least 10 trading days. If we fail to regain compliance during such period, we could be subject to delisting from the NASDAQ Global Select Market.

If we fail to maintain our listing on the NASDAQ Global Select Market, the market liquidity and market price of our common stock will be harmed. If the stock were to trade it would likely trade on the OTC “pink sheets,” which provide significantly less liquidity than does NASDAQ. As a result, the liquidity of our common stock would be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts’ and news media’s coverage, and lower prices for our common stock than might otherwise be attained. In addition, our common stock would become subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities.

Investment funds managed by VantagePoint Capital Partners own a substantial amount of our stock and have significant influence over our business. In the aggregate, insiders own a majority of our outstanding stock.

As of March 23, 2016, VantagePoint Capital Partners, one of our early venture capital investors, beneficially owned approximately 43% of our outstanding common stock (including approximately 450,000 shares issuable upon conversion of the VantagePoint Notes). As a result, VantagePoint has significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors. VantagePoint’s significant ownership also could affect the market price of our common stock by, for example, delaying, deferring or preventing a change in corporate control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us. Alan Salzman, the Chief Executive Officer of VantagePoint, serves as a member of our board of directors.

As of March 23, 2016, our current directors and executive officers as a group beneficially owned approximately 55% of our outstanding common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate. We lease 38,592 square feet and 90,000 square feet for our corporate and sales offices in Woodland Hills, California, and in Plano, Texas, respectively. We also have over 65 leases for sales offices, support facilities and data centers in other locations in North America and overseas.

Item 3. Legal Proceedings.

From time to time, we are involved in legal proceedings arising in the ordinary course of our business.

North America

On May 2, 2014, a lawsuit, purporting to be a class action, was filed by one of our former clients in the United States District Court in Los Angeles. The complaint alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California’s unfair competition law. The complaint sought monetary damages, restitution and attorneys’ fees. We filed a motion to dismiss on June 20, 2014, which was denied on December 4, 2014. On February 5, 2016, we entered into a confidential settlement agreement and release with plaintiffs to settle all of their claims. The settlement was not material to our consolidated financial position, results of operations or cash flows.

Europe

Over the past two years, our United Kingdom subsidiary (“RL UK”), has been involved in a number of disputes with former clients that allege RL UK made misrepresentations in connection with sales to those clients. We resolved a number of these disputes in 2014. On June 15, 2015, one former RL UK client filed a lawsuit in the High Court of Justice alleging fraudulent misrepresentations and breach of contract. Our insurance carrier provided a defense under a reservation of rights. On December 16, 2015, RL UK entered administration, to allow for an orderly exit from the market and as a result, any claims against RL UK are stayed, pending the outcome of the administration. Upon entering administration, we no longer held a controlling interest, and therefore deconsolidated the subsidiary.

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

	2014		2015
	High	Low	High	Low
First quarter	$14.27	$9.70	$3.62	2.82
Second quarter	$10.59	$5.87	$3.50	2.64
Third quarter	$7.65	$3.60	$3.18	2.01
Fourth quarter	$4.67	$3.08	$2.35	0.55

At March 23, 2016, we had 24 stockholders of record of our common stock. We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, and share repurchases, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

      The following graph compares, for the period from December 31, 2010 through December 31, 2015, the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Composite Index and the RDG Internet Composite Index. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the RDG Internet Composite Index, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance:

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

	12/10	12/11	12/12	12/13	12/14	12/15

ReachLocal, Inc.	100.00	31.04	64.84	63.84	17.28	8.29
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
RDG Internet Composite	100.00	102.11	122.23	199.42	195.42	267.25

Recent Sales of Unregistered Securities

On December 17, 2015, we entered into a convertible note purchase agreement with affiliates of our largest shareholder, VantagePoint Capital Partners (“VantagePoint”), for the immediate issuance of $5.0 million of Convertible Second Lien Subordinated Notes (the “VantagePoint Notes”). The note purchase agreement also provides for the issuance and sale of up to an additional $5.0 million aggregate principal amount of convertible notes, upon mutual agreement of ReachLocal and VantagePoint (and Hercules’ consent). The VantagePoint Notes bear an annual interest rate of 4%, compounded quarterly. ReachLocal is required to begin making quarterly interest and principal payments on April 15, 2017, subject to a subordination agreement with Hercules. The VantagePoint Notes mature on April 15, 2018, and all remaining principal payments and unpaid interest is due at that time. The holders of the VantagePoint Notes have the right to convert any portion of the VantagePoint Notes into shares of ReachLocal common stock, par value $0.00001 per share, at an initial conversion rate of 200 shares of common stock per $1,000 principal amount of VantagePoint Notes, which represents an initial conversion price of $5.00 per share. The conversion rate is subject to customary anti-dilution adjustments for stock dividends, splits and combinations, certain distributions on the common stock, including cash dividends, spin-offs and certain tender or exchange offers for the common stock. An event of default, as defined in the agreement, may result in the acceleration of the maturity of the notes.

On February 4, 2016, we entered into an amendment to the VantagePoint Notes. The amendment provides that, except in certain circumstances, the convertibility of the VantagePoint Notes is limited such that conversion may not result in the holders collectively acquiring beneficial ownership of more than 1.9% of our outstanding shares of common stock during any 12-month period.

VantagePoint and its affiliates beneficially own approximately 43% of ReachLocal’s common stock immediately after the issuance of $5.0 million principal amount of the Convertible Notes, and VantagePoint’s Chief Executive Officer and Managing Partner, is a member of ReachLocal’s Board of Directors.

Common Stock Repurchases

The Company’s Board of Directors previously authorized the repurchase of up to $47.0 million of our outstanding common stock. At December 31, 2013, the Company had executed repurchases of 3.4 million shares of its common stock under the program for an aggregate of $36.3 million. There were no repurchases under the program during 2014 or 2015. On April 29, 2015, the Board of Directors terminated the Company’s repurchase program.

The Company is deemed to repurchase common stock surrendered by participants to cover tax withholding obligations with respect to the vesting of restricted stock and restricted stock units.

Item 6. Selected Financial Data.

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this report. In addition, as a result of the disposal of our ClubLocal business and the winding down of the operations of Bizzy, we have reclassified and presented all related historical financial information as “discontinued operations” in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2015	2014	2013	2012	2011
(in thousands, except per share data)
Consolidated Statements of Operations:
Revenue	$382,597	$474,921	$514,070	$454,957	$375,241
Cost of revenue (1)	213,409	252,721	256,450	226,482	190,559
Operating expenses:
Selling and marketing (1)	126,966	182,720	182,854	164,168	139,929
Product and technology (1)	28,414	27,510	22,240	18,980	15,602
General and administrative (1)	39,332	52,155	46,362	40,378	33,470
Restructuring charges	7,546	5,927	—	—	—
Impairment of goodwill	27,800	—	—	—	—
Total operating expenses	230,058	268,312	251,456	223,526	189,001
Operating income (loss)	(60,870)	(46,112)	6,164	4,949	(4,319)
Gain on deconsolidation of subsidiary, net	2,853	—	—	—	—
Interest expense	(2,790)	(67)	(14)	(60)	(37)
Other income (expense), net	(339)	1,003	600	616	965
Income (loss) from continuing operations before income taxes	(61,146)	(45,176)	6,750	5,505	(3,391)
Income tax provision	369	484	3,699	1,340	735
Income (loss) from continuing operations	(61,515)	(45,660)	3,051	4,165	(4,126)
Income (loss) from discontinued operations, net of income taxes	—	650	(5,534)	(4,397)	(6,215)
Net loss	$(61,515)	$(45,010)	$(2,483)	$(232)	$(10,341)

Net income (loss) per share:

Basic:
Income (loss) from continuing operations (2)	$(2.11)	$(1.60)	$0.11	$0.15	$(0.14)
Income (loss) from discontinued operations, net of income taxes	—	0.02	(0.20)	(0.16)	(0.22)
Net loss per share	$(2.11)	$(1.58)	$(0.09)	$(0.01)	$(0.36)

Diluted:
Income (loss) from continuing operations (2)	$(2.11)	$(1.60)	$0.11	$0.14	$(0.14)
Income (loss) from discontinued operations, net of income taxes	—	0.02	(0.20)	(0.15)	(0.22)
Net loss per share	$(2.11)	$(1.58)	$(0.09)	$(0.01)	$(0.36)

Weighted average common shares used in the computation of income (loss) per share:
Basic	29,174	28,461	27,764	28,348	28,974
Diluted	29,174	28,461	29,051	28,896	28,974

 ______________

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in the above line items (in thousands):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Stock-based compensation:
Cost of revenue	$487	$932	$697	$258	$200
Selling and marketing	1,510	2,959	3,040	1,756	1,402
Product and technology	725	825	627	1,194	1,387
General and administrative	5,949	8,544	7,141	6,261	5,549
	$8,671	$13,260	$11,505	$9,469	$8,538

	Years Ended December 31,
	2015	2014	2013	2012	2011
Depreciation and amortization:
Cost of revenue	$735	$674	$761	$706	$645
Selling and marketing	3,039	3,041	2,925	2,418	1,443
Product and technology	13,910	11,730	10,214	8,924	6,764
General and administrative	1,997	1,949	1,196	1,554	1,422
	$19,681	$17,394	$15,096	$13,602	$10,274

________________

(2)	See Note 16 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net income (loss) from continuing operations per share of common stock.

	December 31,
	2015	2014	2013	2012	2011
(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$19,192	$44,624	$77,774	$95,469	$85,169
Working capital (3)	$(60,627)	$(46,525)	$(4,007)	$11,513	$17,524
Total assets (3)	$122,196	$171,388	$187,132	$185,696	$166,437
Total term loan	$24,546	$—	$—	$—	$—
Convertible notes – related party	$5,000	$—	$—	$—	$—
Total capital leases	$1,182	$1,727	$—	$—	$—
Total liabilities (3)	$124,182	$118,464	$108,764	$103,810	$84,150
Total stockholders’ equity (deficit)	$(1,986)	$52,924	$78,368	$81,886	$82,287

	Year Ended December 31,
	2015	2014	2013	2012	2011
(in thousands)
Other Financial Data:
Net cash provided by (used in) operating activities	$(20,083)	$(2,318)	$26,686	$42,343	$18,522
Capital expenditures (4)	$13,894	$25,735	$19,748	$15,013	$11,974
Non-GAAP Financial Measures:
Adjusted EBITDA (5)	$2,842	$(9,410)	$32,801	$28,052	$15,915

	December 31,
	2015	2014	2013	2012	2011
Other Operational Data:
Active Clients (6)	17,500	20,800	23,900	22,000	19,100
Active Product Units (7)	27,900	31,400	35,200	32,500	27,500

 _______________

(3)

We retrospectively adopted FASB Accounting Standards Update 2015-17 during the fourth quarter of 2015, which requires the presentation of all deferred income taxes as long-term assets or liabilities. Accordingly, 2014 and 2013 total assets and liabilities have been adjusted by $1.7 million and $1.1 million, respectively. The adoption did not impact 2012 or 2011.

(4)

Represents purchases of property and equipment and the amount of software development costs capitalized, in aggregate, excluding capital expenditures related to the discontinued operations of Bizzy and ClubLocal.

(5)

See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for our definition of Adjusted EBITDA, why we present it and for a reconciliation of our Adjusted EBITDA to loss from operations for the years ended December 31, 2015, 2014 and 2013.

(6)

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

Overview

ReachLocal’s mission is to provide more customers to businesses. We began in 2004 with the goal of helping local businesses move their advertising spend from traditional media and yellow pages to online search. While we have sold to a variety of local businesses and will continue to do so, our present focus is on small to medium-sized businesses (SMBs) and in particular, what we refer to as Premium SMBs. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. Premium SMBs have become increasingly sophisticated in their understanding of online marketing. However, we believe that Premium SMBs have not changed their desire for a single, unified solution to their marketing needs. Our goal is to provide a total digital marketing solution that will address Premium SMBs’ online marketing needs. Our total digital marketing solution consists of products and solutions in three categories: digital advertising (including ReachSearch™, ReachRetargeting™, ReachDisplay™, and ReachDisplay InAppTM ), web presence (including ReachSEO™, ReachCast™, TotalLiveChat™, ReachSite+ReachEdge™) and software (ReachEdge™ and Kickserv™).

We began by offering online advertising solutions with the rollout of ReachSearch in 2005, when we pioneered the provisioning of search engine marketing services (SEM) on a mass scale for local businesses through the use of our technology platform. ReachSearch combines search engine marketing optimized across multiple publishers, call tracking and call recording services, and industry leading campaign performance transparency. ReachSearch remains a leading SEM offering for local businesses and has won numerous awards since its rollout, including most recently winning Google’s Quality Score Champion Award in North America and Latin America. However, ReachSearch does not solve all of the online advertising challenges of our clients. We have therefore added additional elements to our platform including our display product, ReachDisplay and ReachDisplay InApp, our behavioral targeting product, ReachRetargeting, and other products that are primarily focused on leveraging third-party media to drive leads to our clients.

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

We also recognize that even successfully driving leads to our clients does not represent a complete solution to local businesses’ online marketing needs. In 2013, we expanded into lead conversion software with the introduction of ReachEdge in order to move beyond being a media-driven lead generation business to offering integrated solutions for our clients. ReachEdge is marketing automation and lead conversion software and includes tools for capturing web traffic information and converting leads into new customers. Initially, ReachEdge only came bundled with a responsive website. However, beginning in the first quarter of 2015, clients have been able to license ReachEdge’s lead conversion software without having to also purchase a website, allowing us to sell ReachEdge to local businesses who do not need a new website or who purchase their website from another provider.

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

In North America, we sell our products and solutions directly, principally through our outside sales force and in certain situations, an inside sales force, in what we refer to as our Direct Local channel. Our sales personnel (primarily referred to as Digital Marketing Consultants or DMCs) both generate the sale and manage the client relationship. Each DMC is paired with a Marketing Expert (or ME) who provides day-to-day campaign management. We believe that this approach enables the DMC to focus primarily on selling and managing client relationships, while the client benefits from the support and expertise of dedicated MEs. We also have certain veteran salespeople that we refer to as IMCs who have more discretion to manage their client relationships and campaigns. Our international markets generally operate under a modified version of the North American model, suited for local market and product availability differences.

We refer to our separate sales channel targeting national brands, franchises and strategic accounts with operations in multiple local markets, and select third-party agencies and resellers as our NBAR channel. The sales process for the NBAR channel typically has substantially longer lead times than in our Direct Local channel. In addition, national brand clients often involve complexity due to operational and marketing requirements that are not normally required by our Direct Local clients. Our third-party agencies and reseller partners use our technology platform in customer segments where they have sales forces with established relationships with their client bases. We currently have over 350 agencies and resellers actively selling on our technology platform. We have a team that is responsible for identifying potential agencies and resellers, training their sales forces to sell our products and services and supporting the relationships on an ongoing basis.

During the third quarter of 2015 we introduced our Web Partner Program, under which we distribute ReachEdge through third-party web developers. We are focusing on potential partners that typically have client bases ranging from 200 to 2,000 clients. By distributing ReachEdge with their platforms, Web Partners can deliver value to their clients while also earning an additional revenue stream. We believe that our Web Partner Program can increase our sales force’s productivity by giving our sales people easier access to potential new clients.

In addition to the United States and Canada, we have sales operations in Australia, New Zealand, Japan, Germany, the Netherlands, Austria Brazil and Mexico. We exited direct sales in the United Kingdom market in the fourth quarter of 2015 when our local subsidiary ReachLocal UK Ltd. (“RL UK”) entered administration and we continue to review our international operations in order to rationalize operations in overseas markets we determine to be underperforming and to optimize operations in our primary markets.

Operating Metrics

We regularly review a number of financial and operating metrics to evaluate our business, determine the allocation of resources and make decisions regarding business strategies.

The following table shows certain key operating metrics for the three years ended December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
Active Clients (at period end) (1)	17,500	20,800	23,900
Active Product Units (at period end) (2)	27,900	31,400	35,200

 ______________

(1) (2)	See Part II, Item 6, “Selected Financial Data” for our definition of Active Clients. See Part II, Item 6, “Selected Financial Data” for our definition of Active Product Units.

Active Clients and Active Product Units

We track the number of Active Clients and Active Product Units to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization and other personnel and resources. The decrease in the number of Active Clients and Active Product Units is primarily due to an overall decrease in salespeople in both the Direct Local and NBAR channel as we decreased the size of our sales force in an effort to focus on more productive salespeople, partially offset by the addition of Kickserv clients and increased client retention in the Direct Local channel. The productivity of our current sales force improved compared to the prior-year period, but not enough to offset the decrease in number of sales people. Our exit from direct sales in the U.K. in the fourth quarter of 2015 reduced our number of Active Clients and Active Product Units at year-end and will continue to have a negative effect on those metrics in the first quarter of 2016.

Basis of Presentation

Sources of Revenue

We derive our revenue principally from the provision and sale of online marketing products to our clients. Revenue includes (i) the sale of our ReachSearch, ReachRetargeting, ReachDisplay, and other products based on a package pricing model in which our clients commit to a fixed fee that includes the media, optimization, reporting and tracking technologies of our technology platform, and the personnel dedicated to support and manage their campaigns; (ii) the license (or sale) of ReachEdge, ReachSEO, ReachCast, TotalLiveChat, TotalTrack, ReachSite, Kickserv and other products and solutions; and (iii) set-up, management and service fees associated with these products and other solutions. We distribute our products and solutions directly through our outside and inside sales force that is focused on serving local businesses in their local markets through a consultative process, which we refer to as our Direct Local channel, as well as a separate sales force targeting our National Brands, Agencies and Resellers channel. The sales cycle for sales to our clients ranges from one day to over a month. Sales to our National Brands, Agencies and Resellers clients generally require several months.

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only recognize revenue in our statement of operations as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges with payment generally due in 30 days. Revenue from the licensing of our products is recognized on a straight-line basis over the applicable license or service period. There were $4.0 million and $3.2 million of accounts receivable related to our Direct Local channel at December 31, 2015 and December 31, 2014, respectively.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.3 million and $5.0 million of accounts receivable related to our National Brands, Agencies and Resellers at December 31, 2015 and December 31, 2014, respectively.

Cost of Revenue

Cost of revenue consists primarily of the costs of online media acquired from third-party publishers. Media cost is recorded as cost of revenue in the period in which the corresponding revenue is recognized. From time to time, publishers offer us rebates based upon various factors and operating rules, including the amount of media purchased. We record these rebates in the period in which they are earned as a reduction to cost of revenue and the corresponding payable to the applicable publisher, or as other receivable, as appropriate. Cost of revenue also includes the third-party telephone and information services costs, other third-party service provider costs, data center and third-party hosting costs, credit card processing fees, and other direct costs.

In addition, cost of revenue includes costs to manage and operate our various solutions and technology infrastructure, other than costs associated with our sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for the related staff, including our MEs who manage client accounts and provide client-facing support, and allocated overhead such as depreciation expense, rent and utilities. Cost of revenue also includes the amortization and impairment charges (as applicable) on acquired technology, customer relationships and trade names.

Operating Expenses

Selling and Marketing. Selling and marketing expenses consist primarily of personnel and related expenses for our selling and marketing staff, including salaries and wages, commissions and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for employees in the sales organization is based on commissions. In addition, the cost of agency commissions is included in selling and marketing expenses. Generally, commissions are expensed as earned. However, we pay commissions to certain sales people for the acquisition of new clients and because our client contracts are generally not cancelable without a penalty, we defer those commissions and amortize them over the initial contract term.

Product and Technology. Product and technology expenses consist primarily of personnel and related expenses for our product development and engineering professionals, including salaries, benefits, bonuses and stock-based compensation, and the cost of third-party contractors and certain third-party service providers and other expenses, including occupancy, technology and other direct overhead costs. Technology operations costs, including related personnel and third-party costs, are included in product and technology expenses. We capitalize a portion of costs as software development and, accordingly, include amortization of those costs as product and technology expenses. Our technology platform addresses all aspects of our activities, including supporting the selling and consultation process, integrating with online publishers, driving efficiency and optimization, providing insight to our clients into the results and effects of their online advertising campaigns and supporting financial and other back-office functions of our business.

Product and technology expenses also include the amortization of the technology obtained in acquisitions and the expensing of acquisition-related deferred payment obligations attributable to product and technology personnel. Product and technology expenses do not include the costs to deliver our solutions to clients, which are included in cost of revenue.

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

Restructuring Charges. Restructuring charges consist of costs associated with the realignment and reorganization of our operations. Restructuring charges include employee termination costs, facility closure and relocation costs, contract termination costs and costs associated with utilizing a third party consultant to facilitate the execution of our 2015 restructuring plan. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period or longer. We record liabilities related to restructuring charges in accrued restructuring in the consolidated balance sheets. See further discussion in Note 11 of the Notes to the Consolidated Financial Statements.

Goodwill Impairment. During the quarter ended September 30, 2015, due to a decline in internal projections for the Asia-Pacific reporting unit of both revenue and profitability as a result of recent declines its financial performance, we determined that sufficient indicators of potential impairment existed to require an interim quantitative goodwill assessment for the Asia-Pacific reporting unit as of August 31, 2015. The amount of goodwill assigned to the Asia-Pacific reporting unit at August 31, 2015 was $34.1 million. Based on our revised forecasts, the carrying value of goodwill exceeded the implied fair value of goodwill for the Asia-Pacific reporting unit. As a result, we recorded an estimated impairment charge of $27.8 million for the goodwill in the Asia-Pacific reporting unit during the third quarter of 2015, which was finalized during the fourth quarter of 2015 without further adjustment and is included in impairment of goodwill in the accompanying consolidated statements of operations. We did not identify an impairment of our finite-lived intangible assets or other long-lived assets based on our estimates included in the second step of the quantitative test.

The process of estimating the fair value of goodwill is subjective and requires us to make estimates that may significantly impact the outcome of the analyses. The estimated fair value of the Asia-Pacific reporting unit as of August 31, 2015 was determined using both an income-based valuation approach, and a market-based valuation approach, each weighted 50%. Under the income approach, fair value of the reporting unit is estimated using the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates determined to be commensurate with the risks inherent in our business model, and other assumptions. The future cash flows for the reporting unit was projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We took into account expected competitive global industry and market conditions. Under the market-based valuation approach, each reporting unit’s fair value is estimated based on industry multiples of revenues and operating earnings.

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

Discontinued Operations

As a result of the disposal of our ClubLocal business in exchange for a minority equity interest in December 2013, we have reclassified and presented all related historical financial information with respect to ClubLocal as “discontinued operations” in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. In addition, we have excluded all ClubLocal related activities from the following discussions, unless specifically referenced.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Accounts receivable

•	Software development costs

•	Loan receivables

•	Non-marketable investments

•	Variable interest entities

•	Finite-lived intangible assets and other long-lived assets

•	Goodwill

•	Revenue recognition

•	Restructuring charges

•	Stock-based compensation

•	Income taxes

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

Software Development Costs

Costs to develop software for internal use are capitalized when we have determined that the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and included in product and technology expenses, in addition to amortization of capitalized software development costs, in the accompanying consolidated statements of operations. We monitor our existing capitalized software costs and reduce its carrying value as the result of releases that render previous features or functions obsolete. Software development costs are evaluated for impairment in accordance with our policy for finite-lived intangible assets and other long-lived assets. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of three years.

Loan Receivables

We record loan receivables at carrying value, net of potential allowance for losses. Losses on receivables are recorded when probable and estimable. Interest income on loan receivables is accrued on a monthly basis over the life of the loan, and interest recognition is suspended upon impairment of loan principal.

Non-marketable Investments

We account for non-marketable investments under the cost method, which are periodically assessed for other-than-temporary impairment. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if a significant adverse event were identified, we would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. If we determine that an other-than-temporary impairment has occurred, the investment is written-down to its fair value.

Variable Interest Entities

We analyze our interests, including agreements, loans, guarantees, and equity investments, on a periodic basis to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a variable interest entity (“VIE”). Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on the design of the entity, its organizational structure including its decision-making authority, and relevant agreements. If we determine that the entity is a VIE, we then assesses if we must consolidate the VIE as our primary beneficiary. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess the purpose and design of the VIE, the nature of the VIE’s risks and the risks that we absorb, the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

Finite-Lived Intangible Assets and Other Long-Lived Assets

Finite-lived intangible assets are attributable to the various developed technologies, trade names, and customer relationships of the businesses we have acquired. We report finite-lived, acquisition-related intangible assets at acquisition date fair value, net of accumulated amortization. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to ten years. Straight-line amortization is used as another pattern over which the economic benefits will be consumed cannot be reliably determined. We review the carrying values of long-lived assets, including intangible assets, for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In our analysis of other finite-lived amortizable intangible assets, we apply the guidance of ASC 350-20, Intangibles – Goodwill and Other, in determining whether any impairment conditions exist. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of an intangible asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate, if it is determined that an asset is not recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

At December 31, 2015 and 2014, there were no indications of impairment of our finite-lived intangible assets or other long-lived assets.

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

We test the goodwill of our reporting units for impairment annually on the first day of the fourth quarter, and whenever events occur or circumstances change that would more likely than not indicate that the goodwill might be impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in the legal or business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of our use of the acquired assets or the strategy for the acquired business or our overall business, significant and sustained decline in market capitalization, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, we have the option to first assess qualitative factors to determine whether or not it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. If we choose the qualitative option, we are not required to perform the two-step quantitative goodwill impairment test unless we have determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The first step of the impairment test involves comparing the estimated fair values of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, or if the reporting unit has a negative carrying value and we believe it is more likely than not that a goodwill impairment exists, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value, which is determined by deducting the aggregate fair value of the reporting unit's identifiable assets and liabilities from the fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

We operate in one reportable segment, in accordance with ASC 280, Segment Reporting, which is the basis that financial results are regularly reviewed by our chief operating decision maker in deciding how to allocate resources and assess performance. We have identified our reporting units as North America, Asia-Pacific, Latin America, and Europe. These reporting units each constitute a business or group of businesses for which discrete financial information is available and is regularly reviewed by each reporting unit’s management. Our goodwill is comprised of balances in both the North America and Asia-Pacific reporting units.

Goodwill Impairment Assessment

During the quarter ended September 30, 2015, due to a decline in internal projections for the Asia-Pacific reporting unit of both revenue and profitability as a result of recent declines its financial performance, we determined that sufficient indicators of potential impairment existed to require an interim quantitative goodwill assessment for the Asia-Pacific reporting unit as of August 31, 2015. The amount of goodwill assigned to the Asia-Pacific reporting unit at August 31, 2015 was $34.1 million. Based on our revised forecasts, the carrying value of goodwill exceeded the implied fair value of goodwill for the Asia-Pacific reporting unit. As a result, we recorded an estimated impairment charge of $27.8 million for the goodwill in the Asia-Pacific reporting unit during the third quarter of 2015, which was finalized during the fourth quarter of 2015 without further adjustment and is included in impairment of goodwill in the accompanying consolidated statements of operations. We did not identify an impairment of our finite-lived intangible assets or other long-lived assets based on our estimates included in the second step of the quantitative test.

The process of estimating the fair value of goodwill is subjective and requires us to make estimates that may significantly impact the outcome of the analyses. The estimated fair value of the Asia-Pacific reporting unit as of August 31, 2015 was determined using both an income-based valuation approach, and a market-based valuation approach, each weighted 50%. Under the income approach, fair value of the reporting unit is estimated using the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates determined to be commensurate with the risks inherent in our business model, and other assumptions. The future cash flows for the reporting unit was projected based on our estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). We took into account expected competitive global industry and market conditions. Under the market-based valuation approach, each reporting unit’s fair value is estimated based on industry multiples of revenues and operating earnings.

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

As of October 1, 2015, the date of our annual goodwill impairment assessment, we considered our recent interim quantitative goodwill impairment assessment, which included a reconciliation of our total market capitalization based on the estimated fair value of our individual reporting units as of August 31, 2015. We qualitatively determined that then existing facts and circumstances were considered in our quantitative interim impairment test, such that it was not necessary to perform the two-step quantitative goodwill impairment test for our North America and Asia Pacific reporting units as of the annual testing date.

As of November 30, 2015, due to the then recent significant declines in our market capitalization and other changes in the business, including consideration of exiting the U.K. market, and the entrance of RL UK into administration, we determined that sufficient indicators existed to perform an interim quantitative goodwill impairment assessment of our North America and Asia Pacific reporting units.

The first step of the November 30, 2015 quantitative goodwill impairment test resulted in the determination that the estimated fair value of both our North American reporting unit and our Asia Pacific reporting unit each substantially exceeded its respective carrying amount, including goodwill. Accordingly, the second step was not required. The inputs for the fair value calculations of the North America reporting unit included a conservative 2% growth rate to calculate the terminal value and a discount rate of 18%. The inputs for the fair value calculations of the Asia Pacific reporting unit included a conservative 2% growth rate to calculate the terminal value and a discount rate of 20.5%. In addition, we assumed revenue growth and applied margin and other cost assumptions consistent with each reporting unit's historical trends. Factors that have the potential to create variances in the estimated fair value of the reporting units include, but are not limited to, fluctuations in (i) number of clients and active campaigns, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to generate new campaigns; and (iii) equity valuations of peer companies.

Revenue Recognition

We recognize revenue for our products and solutions when persuasive evidence of an arrangement exists, services have been performed, the selling price is fixed or determinable, and collectability is reasonably assured. We recognize revenue for search engine marketing as clicks are recorded on sponsored links on the various search engines and for our display advertising and retargeting when the display advertisements record impressions or as otherwise provided in our agreement with the applicable publisher. We recognize revenue for lead conversion software, web presence and other products with a defined license or service period on a straight line basis over the applicable license or service period. We recognize revenue when we charge set-up, management service or other fees on a straight line basis over the term of the related contract or the completion of any obligation for services, if shorter. We account for sales and similar taxes imposed on our services on a net basis in the consolidated statements of operations.

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

For the periods presented, income tax expense represents income taxes imposed by federal, state, foreign and local tax jurisdictions applicable to our activities. We are also generating net operating losses in the various tax jurisdictions in which we operate. We believe that it is likely that taxes imposed by state, local and foreign jurisdictions will increase in magnitude, particularly to the extent we become profitable in certain jurisdictions before the time we obtain profitability on a consolidated basis.

We evaluate deferred tax assets on a quarterly basis to determine if a valuation allowance against deferred tax assets is required. Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. Due to our recent history of cumulative losses, we recorded a full valuation allowance against our net deferred tax assets, excluding indefinite lived assets in U.S. jurisdictions. We continue to monitor the valuation allowance at each reporting period, and at this time, it is uncertain when such a release will occur.

The value of our investments in foreign subsidiaries exceeds our tax basis in those subsidiaries by $1.0 million. However, we have not recognized deferred income taxes on the associated gain because the gain only becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary and these amounts are expected to be reinvested indefinitely outside of the U.S.

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

Results of Operations

Comparison of the Years Ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
(in thousands, except per share data)
Revenue	$382,597	$474,921	$514,070
Cost of revenue (1)	213,409	252,721	256,450
Operating expenses:
Selling and marketing (1)	126,966	182,720	182,854
Product and technology (1)	28,414	27,510	22,240
General and administrative (1)	39,332	52,155	46,362
Restructuring charges	7,546	5,927	—
Impairment of goodwill	27,800	—	—
Total operating expenses	230,058	268,312	251,456
Operating income (loss)	(60,870)	(46,112)	6,164
Gain on deconsolidation of subsidiary, net	2,853	—	—
Interest expense	(2,790)	(67)	(14)
Other income (expense), net	(339)	1,003	600
Income (loss) from continuing operations before income taxes	(61,146)	(45,176)	6,750
Income tax provision	369	484	3,699
Income (loss) from continuing operations	(61,515)	(45,660)	3,051
Income (loss) from discontinued operations, net of income tax of $11 and $3,036 for the years ended December 31, 2014, and 2013	—	650	(5,534)
Net loss	$(61,515)	$(45,010)	$(2,483)

Net income (loss) per share:

Basic:
Income (loss) from continuing operations	$(2.11)	$(1.60)	$0.11
Income (loss) from discontinued operations, net of income taxes	—	0.02	(0.20)
Net loss per share	$(2.11)	$(1.58)	$(0.09)

Diluted:
Income (loss) from continuing operations	$(2.11)	$(1.60)	$0.11
Income (loss) from discontinued operations, net of income taxes	—	0.02	(0.20)
Net loss per share	$(2.11)	$(1.58)	$(0.09)

Weighted average common shares used in the computation of income (loss) per share:
Basic	29,174	28,461	27,764
Diluted	29,174	28,461	29,051

 ______________

(1)	Stock-based compensation, net of capitalization, and depreciation and amortization included in the above line-items (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock-based compensation:
Cost of revenue	$487	$932	$697
Selling and marketing	1,510	2,959	3,040
Product and technology	725	825	627
General and administrative	5,949	8,544	7,141
	$8,671	$13,260	$11,505

Depreciation and amortization:
Cost of revenue	$735	$674	$761
Selling and marketing	3,039	3,041	2,925
Product and technology	13,910	11,730	10,214
General and administrative	1,997	1,949	1,196
	$19,681	$17,394	$15,096

Revenue

	Years Ended December 31,
	2015	2014	2013	2015-2014 % Change	2014-2013 % Change
(in thousands)
North America (1)
Direct Local	$181,022	$208,459	$258,206	(13.2)%	(19.3)%
National Brands, Agencies and Resellers	68,202	84,637	83,531	(19.4)%	1.3%
Total North America revenue	$249,224	$293,096	$341,737	(15.0)%	(14.2)%

	Years Ended December 31,
	2015	2014	2013	2015-2014 % Change	2014-2013 % Change
(in thousands)
International
Direct Local	$118,537	$164,363	$152,072	(27.9)%	8.1%
National Brands, Agencies and Resellers	14,836	17,462	20,261	(15.0)%	(13.8)%
Total International revenue	$133,373	$181,825	$172,333	(26.6)%	5.5%

	December 31,			2015-2014	2014-2013
	2015	2014	2013	% Change	% Change
At period end:
Active Clients (2)	17,500	20,800	23,900	(15.9)%	(13.0)%
Active Product Units (3)	27,900	31,400	35,200	(11.1)%	(10.8)%

____________

(1)	North America includes the United States and Canada. International includes all other countries.
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

North American revenue decreased by $43.9 million in 2015 compared to 2014. North America Direct Local revenue declined $27.4 million in 2015 compared to 2014 due to smaller client bases entering the period and fewer new client acquisitions during the period due to a more difficult selling environment and fewer salespeople as we decreased the size of our salesforce in an effort to focus on more productive salespeople, partially offset by improvements in client retention. The average productivity of our current sales force improved compared to the prior-year period, but did not improve enough to offset client cancellations and fewer salespeople. North America National Brands, Agencies and Resellers revenue decreased by $16.4 million in 2015 compared to 2014 primarily due to a decrease in client acquisitions and a decrease in client budgets in both the National Brands and Agencies and Resellers channels due to losses of key partners in both channels.

International revenue decreased by $48.5 million in 2015 compared to 2014. International revenue was negatively impacted by foreign currency translations of $24.1 million due to the substantial strengthening of the U.S. dollar compared to certain foreign currencies, particularly the euro and Australian dollar. International Direct Local decreased by $24.8 million, on a constant currency basis compared to the prior-year period, due to smaller client bases entering the periods and fewer new client acquisitions during the periods due to a more difficult selling environment and fewer salespeople as we contracted our salesforce during the ongoing transition to our new sales model, partially offset by an improvement in client retention. The decrease in 2015, was partially offset by an increase of $1.6 million of revenue from former SureFire clients being reported in the Direct Local channel rather than the National Brands, Agencies and Resellers channel as in the prior-year period. Excluding the impact of the SureFire revenue, the International National Brands, Agencies and Resellers revenue remained relatively flat on a constant currency basis compared to 2014. International revenue related to our U.K. market, which we exited in 2015, was $25.2 million and $36.4 million in 2015 and 2014, respectively.

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

Cost of Revenue

	Years Ended December 31,
	2015	2014	2013	2015-2014 % Change	2014-2013 % Change
(in thousands)
Cost of revenue	$213,409	$252,721	$256,450	(15.6)%	(1.5)%
As a percentage of revenue	55.8%	53.2%	49.9%

The increase in our cost of revenue as a percentage of revenue in 2015 compared to 2014 was primarily due to transfers of certain personnel to service and support functions (MEs) costing approximately $5.0 million that were previously included in sales and marketing, and an increase in service costs primarily related to our non-media products.

Publisher rebates as a percentage of revenue decreased to 1.7% of revenue in 2015 from 2.5% in 2014. In addition, 2015 publisher rebates included 0.5% better than normal benefits attributable to the impact of regional and product mix, foreign exchange and program structure, which we do not expect to reoccur. On June 27, 2014, we entered into a new global agreement with Google Inc. and certain of its affiliates (the “2014 Google Agreement”) that replaced our expiring Google agreement. The 2014 Google agreement provided rebates based on overall global growth of our spending with Google, as opposed to commitments to enter new markets and market-specific growth targets. On December 8, 2015, we amended the terms of the 2014 Google Agreement to replace the growth of spending targets with tiered aggregate global spending targets.

The increase in cost of revenue as a percentage of revenue in 2014 compared to 2013 was primarily due to a decrease in publisher rebates from 4.2% in 2013 to 2.5% in 2014, an increase in service, support, and third party costs primarily related to the launch of our ReachEdge and ReachSEO products, and increased costs to improve the performance of certain of our products.

Our gross margins will be affected in the future by the availability and amount of publisher rebates, the costs of support and delivery, the mix and relative amount of media we purchase to fulfill service requirements, and the cost of third-party service providers that we use as part of our solutions. We expect publisher rebates as a percentage of revenue to be between 0.5% and 1.0% during 2016.

Operating Expenses

Selling and Marketing

	Years Ended December 31,
	2015	2014	2013	2015-2014 % Change	2014-2013 % Change
(in thousands)
Salaries, benefits and other costs	$92,833	$142,381	$130,653	(34.8)%	9.0%
Commission expense	34,133	40,339	52,201	(15.4)%	(22.7)%
Total selling and marketing	$126,966	$182,720	$182,854	(30.5)%	(0.1)%

As a percentage of revenue:
Salaries, benefits and other costs	24.3%	30.0%	25.4%
Commission expense	8.9	8.5	10.2
Total selling and marketing	33.2%	38.5%	35.6%

 The decreases in selling and marketing salaries, benefits and other costs in absolute dollars in 2015 compared to 2014 was primarily due to fewer salespeople and non-sales personnel, and related cost reductions, including transfers of certain personnel to service and support functions (MEs) and reported in cost of revenue as a result of our transition to our DMC sales model. The decreases as a percentage of revenue were also due to increased revenue per-salesperson as we decreased the number of salespeople to focus on higher performing salespeople and consolidate client accounts.

The increases in commission expense as a percentage of revenue in 2015 compared to 2014 was primarily driven by a shift in the revenue mix as a higher percentage of revenue was derived from channels which pay a higher commission rate and a lower percentage of revenue derived from channels which pay a lower commission rate.

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

Product and Technology

	Years Ended December 31,
	2015	2014	2013	2015-2014 % Change	2014-2013 % Change
(in thousands)
Product and technology expenses	$28,414	$27,510	$22,240	3.3%	23.7%
Capitalized software development costs from product and technology resources	10,107	13,538	11,510	(25.3)%	17.6%
Total product and technology costs expensed and capitalized	$38,521	$41,048	$33,750	(6.2)%	21.6%

As a percentage of revenue:
Product and technology expenses	7.4%	5.8%	4.3%
Capitalized software development costs from product and technology resources	2.6	2.8	2.3
Total product and technology costs expensed and capitalized	10.0%	8.6%	6.6%

Product and technology expenses increased in absolute dollars in 2015 compared to 2014, while total product and technology expenses and capitalized costs decreased during the period. Employee and professional services costs decreased by $5.7 million during 2015 due to our cost savings initiatives, but were more than offset by increased amortization of software development costs of $2.1 million and a decrease in the amount of total product and technology costs expensed and capitalized during the period of $3.4 million due to the timing of achieving certain project development milestones. The increase in total product and technology costs expensed and capitalized as a percentage of revenue were primarily driven by the decrease in revenue.

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

General and Administrative

	Years Ended December 31,
	2015	2014	2013	2015-2014 % Change	2014-2013 % Change
(in thousands)
General and administrative	$39,332	$52,155	$46,362	(24.6)%	12.5%
As a percentage of revenue	10.3%	11.0%	9.0%

The decreases in general and administrative expenses in absolute dollars and as a percentage of revenue in 2015 compared to 2014 were primarily due to decreases of $5.1 million for employee costs and $3.2 million for stock based compensation, each due to workforce reductions as a result of our cost management activities, and a decrease of $0.7 million in professional services costs. In addition, 2014 included $1.5 million for bad debt expense related to our United Kingdom market, which did not occur in 2015.

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

Restructuring Charges

In January 2015, we commenced our 2015 Restructuring Plan as part of our ongoing efforts to reduce expenses and improve the operating performance of our business. The initiative is focused on enhancing earnings through an analysis of opportunities to both improve revenue performance and reduce costs. Restructuring charges in 2015 totaled $7.5 million, consisting of $3.6 million in costs associated with utilizing a third party consultant to facilitate the execution of the plan, $2.3 million in contract termination costs, $1.1 million of lease termination costs as a result of down-sizing a North American facility, and $0.5 million in other associated costs. We expect to have continued restructuring activity under this plan for at least the next 12 months.

During the first and second quarters of 2014, we also implemented restructuring plans to streamline operations and increase profitability. There has been no additional restructuring activity recognized within these 2014 plans in 2015, other than settlement of associated liabilities.

Impairment of Goodwill

      During the quarter ended September 30, 2015, due to a decline in internal projections for the Asia-Pacific reporting unit of both revenue and profitability as a result of recent declines its financial performance, we determined that sufficient indicators of potential impairment existed to require an interim quantitative goodwill assessment for the Asia-Pacific reporting unit as of August 31, 2015. The amount of goodwill assigned to the Asia-Pacific reporting unit at August 31, 2015 was $34.1 million. Based on our revised forecasts, the carrying value of goodwill exceeded the implied fair value of goodwill for the Asia-Pacific reporting unit. As a result, we recorded an estimated impairment charge of $27.8 million for the goodwill in the Asia-Pacific reporting unit during the third quarter of 2015, which was finalized during the fourth quarter of 2015 without further adjustment and is included in impairment of goodwill in the accompanying consolidated statements of operations.

Gain on Deconsolidation of Subsidiary, Net

During the fourth quarter of 2015, we recorded a gain of $2.9 million related to the deconsolidation of RL U.K. upon its entrance into administration in connection with our plan to exit from the U.K. market. The gain is principally due to relief of accrued liabilities and reversal of the previously recorded cumulative translation adjustments that were previously reflected in operating income and loss. See further discussion in Note 12 of the Notes to the Consolidated Financial Statements.

Interest Expense

Interest expense increased $2.7 million in 2015 compared to 2014 as we began paying interest under a Loan and Security Agreement (the “Hercules Loan Agreement”) entered into on April 30, 2015.

Interest expense remained relatively flat in 2014 compared to 2013.

Other Income (Expense), Net

Other expense, net of $0.3 million in 2015 primarily consisted of foreign currency fluctuations affecting our cash balances, offset by interest income resulting from invested balances.

Other income, net of $1.0 million in 2014 primarily consisted of interest income from invested balances of $0.6 million, the revaluation of the contingent consideration for SureFire of $0.3 million.

Provision for Income Taxes

Our effective tax rate for 2015, 2014 and 2013 was (0.6) %, (1.0) % and 54.8%, respectively. We recorded a provision for income taxes of $0.4 million in 2015, compared to $0.5 million in 2014 and $3.7 million in 2013.

The income tax provisions for 2015, 2014 and 2013 relate primarily to U.S. Federal and State taxes as well as certain foreign income taxes. The overall decrease in tax expense in 2014 compared to the same period in 2013 was primarily due to the tax benefits associated with current period losses in U.S. jurisdictions, offset by the recording of a full valuation allowance against our net deferred tax assets, excluding indefinite-lived assets in the U.S.

Gain (Loss) from Discontinued Operations

In the fourth quarter of 2013, our Board of Directors approved a plan to dispose of our ClubLocal business, and on February 18, 2014, we completed the contribution of our ClubLocal business to a new entity in exchange for a minority interest in the entity. This business has been accounted for as discontinued operations for all periods presented.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA is useful to investors in evaluating our operating performance. For the years ended December 31, 2015, 2014 and 2013, our Adjusted EBITDA was as follows:

	Years Ended December 31,
	2015	2014	2013
(in thousands)
Operating income (loss)	$(60,870)	$(46,112)	$6,164
Add:
Depreciation and amortization	19,681	17,394	15,096
Stock-based compensation, net	8,671	13,260	11,505
Acquisition and integration costs	14	121	36
Restructuring charges	7,546	5,927	—
Impairment of goodwill	27,800	—	—
Adjusted EBITDA (1)	$2,842	$(9,410)	$32,801

___________

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

Liquidity and Capital Resources

	Years Ended December 31,
Consolidated Statements of Cash Flow Data:	2015	2014	2013
(in thousands)
Net cash provided by (used in) operating activities, continuing operations	$(20,038)	$(1,403)	$30,687
Net cash used in investing activities, continuing operations	$(13,770)	$(35,298)	$(23,849)
Net cash provided by (used in) financing activities, continuing operations	$12,877	$6,110	$(11,097)
Net cash used by discontinued operations	$(45)	$(915)	$(7,181)

Operating Activities

During 2015, we used $20.0 million of net cash in operating activities from continuing operations, primarily due to a loss of $61.5 million from continuing operations and a change in operating assets and liabilities of $20.5 million, partially offset by non-cash expenses of $62.0 million. The change in operating assets and liabilities included a decrease in accounts payable of $9.2 million due to the timing of payments, a decrease in deferred revenue of $4.5 million due to a decrease in sales, and a decrease in accrued restructuring of $6.5 million. Non-cash expenses included $27.8 million of goodwill impairment, $19.7 million of depreciation and amortization, $8.7 million of stock-based compensation expense, and $7.5 million of restructuring charges, offset in part by a gain of $2.9 million on deconsolidation of our U.K subsidiary due to exiting the market.

Net cash used in operating activities related to continuing operations increased by $18.6 million in 2015 compared to 2014, primarily as a result of lower operating performance, offset by a reduction in expenses. Cash flow from operating activities was unfavorably impacted by a decrease in accounts payable of $18.3 million compared to 2014 due to the timing of payments and a decrease in accrued restructuring of $3.9 million. These unfavorable impacts to cash flow were partially offset by a decrease of income from continuing operations adjusted for non-cash items of $7.4 million primarily due to reduction in operating expenses and a gain of $2.9 million on deconsolidation of our U.K subsidiary due to exiting the market.

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

We invested $13.8 million during 2015, which was a decrease of $21.5 million compared to 2014. The decrease primarily relates to decreases in purchases of property and equipment of $8.6 million and software development costs of $3.2 million as we constrained investment as part of our cost savings initiatives. In addition, in 2014 we made investments that were not matched in 2015, including $5.3 million to acquire Kickserv, an investment of $2.0 million in a privately held partnership and an investment of $1.5 million as part of the SureFire acquisition.

We invested $35.3 million in 2014, which was an increase of $11.4 million compared to 2013. Our purchases of property and equipment increased by $3.8 million and cash outflow from capitalization of software increased by $2.1 million in 2014 compared to 2013. We made a number of strategic investments totaling $9.1 million, including $5.3 million to acquire Kickserv, $1.5 million as part of the SureFire acquisition, and made an additional $2.0 million in a privately held partnership.

At December 31, 2015, we had significant internal product and technology resources working on projects that met the criteria for capitalization as software development costs and others that did not, although none of the projects in process was a long-term project (greater than one year). The amount capitalized for such projects in future periods will be evaluated by management and will impact the portion of costs for those internal resources that are included in cash used in investing activities. At December 31, 2015, we also had significant deferred revenue arising from prepayment by the great majority of our clients and vendor trade financing, principally for media. If our revenue continues to decline, we would expect our deferred revenue to decrease.

We expect to continue to reduce our use of capital for acquisitions, purchases of property and equipment, and development of software consistent with our cost savings initiatives.

Financing Activities

Our primary financing activities have consisted of borrowing under a term loan and convertible notes, net proceeds from the exercise of stock options, and capital lease obligations.

Net cash provided by financing activities increased by $6.8 million during 2015 compared to 2014, due to $24.7 million of net proceeds from the term loan entered into during April 2015, offset by segregation of $15.0 million of the term loan proceeds as restricted cash, and $5.0 million of proceeds from convertible notes issued to a related party. The increase was offset by a decrease in net proceeds from the exercise of stock options of $6.4 million. In addition, during 2015, we made a final payment totaling $0.5 million for the earn-out and indemnity holdback related to the acquisition of SureFire.

Net cash provided by financing activities increased by $17.2 million in 2014 compared to 2013, primarily due to the absence of share repurchases in 2014.

Hercules Loan Agreement

On April 30, 2015, we entered into the Hercules Loan Agreement with our direct and indirect domestic subsidiaries, as co-borrowers, Hercules Technology Growth Capital, Inc. (“Hercules”), as administrative agent, and the lenders party thereto from time to time (the “Lenders”), including Hercules, pursuant to which the Lenders agreed to make a term loan available to us for working capital and general business purposes, in a principal amount of $25.0 million. The term loan has an annual interest rate equal to the greater of (i) 11.75% and (ii) the sum of (a) the prime rate, plus (b) 8.50%. During December 2015, the annual interest rate increased from 11.75% to 12.00%. The annual interest rate on the Hercules Loan was 12.00% at December 31, 2015. On the closing date we paid a fee of $0.3 million, which is to be credited against the final payment, and debt issuance costs of $0.2 million.

We are required to make interest-only payments on the term loan through May 1, 2016, though such payments may be extended through August 1, 2016 and November 1, 2016 if we remain in continuous compliance with the financial covenants under the Hercules Loan Agreement through April 1, 2016 and July 1, 2016, respectively, and no default or event of default has occurred and is continuing on such dates. The term loan will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest to the Lenders in consecutive monthly installments following the end of such interest-only period. The term loan matures on April 1, 2018 or, if the interest-only payments are extended through November 1, 2016, the term loan will mature October 1, 2018. Upon repayment of the term loan, we are also required to make an end-of-term payment to the Lenders equal to $1.5 million, which is accrued as interest based on the effective interest method over the 3-year term of the Hercules Loan Agreement. The term loan is secured by substantially all of our personal property, including our intellectual property.

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

The Hercules Loan Agreement includes covenants applicable to us, which include restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions. These restrictions also include a maximum net new investment in our foreign subsidiaries, subject to certain exclusions of $8.0 million during 2015, $5.5 million during 2016, $4.0 million annually thereafter, and $18.0 million in the aggregate during the term of the agreement. Additionally, the Hercules Loan Agreement includes financial covenant requirements to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term, as amended on August 3, 2015 from September 30, 2015 through December 31, 2015. These minimum levels of revenue and earnings were waived for compliance for November and December 2015 as amended on November 9, 2015. Under the Hercules Loan Agreement, we are required to maintain minimum cash in North America in an amount equal to $15.0 million at all times, as amended on December 17, 2015, unless we achieve positive “Adjusted EBITDA” as defined, for three consecutive quarters, in which case the minimum cash and cash equivalent balance decreases to $12.5 million. We achieved positive “Adjusted EBITDA” as defined, during the quarters ended September 30, 2015 and December 31, 2015, which qualifies as two quarters of the required three consecutive quarters. The Hercules Loan Agreement also includes events of default, the occurrence and continuation of which provide Hercules, as administrative agent, with the right to exercise remedies against us and the collateral securing the term loan, including potential foreclosure against our assets securing the Hercules Loan Agreement, including our cash. The Hercules Loan Agreement also contains a subjective acceleration clause that can be triggered if we experience a Material Adverse Effect, as defined in the Hercules Loan Agreement, which would be considered an event of default.

On August 3, 2015, we entered into an amendment to the Hercules Loan Agreement, which reduced the term loan’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, we entered into a second amendment to the Hercules Loan Agreement with Hercules, which waives compliance with the term loan’s revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, we (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from November 9, 2015, instead of April 30, 2016, and (iii) agreed to amend the Hercules warrant as described below. On December 17, 2015, we entered into the third amendment to the Hercules Loan Agreement, which reduces the amount of restricted cash we are required to maintain in North America from $17.5 million to $15.0 million and which amount will further be reduced to $12.5 million if we achieve positive “Adjusted EBITDA” as defined in the loan agreement. We are in compliance with all of the Hercules Loan Agreement’s covenants as of December 31, 2015.

Concurrently with entrance into the Hercules Loan Agreement, we issued to Hercules, as the sole lender on the closing date, a warrant to purchase up to 177,304 shares of our common stock, at an exercise price of $2.82 per share. In connection with the November 9, 2015 Hercules Loan Agreement amendment, we agreed to amend the warrant to increase the number of shares to 300,000 and reduce the exercise price to $0.85. The warrant is exercisable in full and not in part. In addition, if upon the sale of all shares issued upon exercise of the warrant, or in the case of a merger or sale transaction involving other securities in whole or in part, upon the sale of such securities, the absolute return on the warrant exceeds $2.55 per share underlying the warrant, the warrant holder will pay us the excess in cash. The warrant may be exercised either for cash or on a cashless basis. The warrant expires April 30, 2022. We estimated the fair value of the warrant to be $0.3 million based on its relative fair value to the term loan using a Black-Sholes pricing model and accounted for the warrant as a discount on the carrying amount of the term loan and a component of additional paid-in capital. The fair value of the warrant will be amortized in the statement of operations as a component of interest expense.

 VantagePoint Convertible Notes (Related Party)

On December 17, 2015, we entered into a convertible note purchase agreement with affiliates of our largest shareholder, VantagePoint Capital Partners (“VantagePoint”), for the immediate issuance of $5.0 million of Convertible Second Lien Subordinated Notes (the “VantagePoint Notes”). The note purchase agreement also provides for the issuance and sale of up to an additional $5.0 million aggregate principal amount of convertible notes, upon mutual agreement of ReachLocal and VantagePoint (and Hercules’ consent). The notes bear an annual interest rate of 4%, compounded quarterly. We are required to begin making quarterly interest and principal payments on April 15, 2017, subject to a subordination agreement with Hercules. The VantagePoint Notes mature on April 15, 2018, and remaining principal payments and unpaid interest is due at that time. The holders of the VantagePoint Notes have the right to convert any portion of the VantagePoint Notes into shares of ReachLocal common stock, par value $0.00001 per share, at an initial conversion rate of 200 shares of common stock per $1,000 principal amount of VantagePoint Notes, which represents an initial conversion price of $5.00 per share. The conversion rate is subject to customary anti-dilution adjustments for stock dividends, splits and combinations, certain distributions on the common stock, including cash dividends, spin-offs and certain tender or exchange offers for the common stock. An event of default, as defined in the agreement, may result in the acceleration of the maturity of the notes. The VantagePoint Notes are included in convertible notes – related party in our accompanying consolidated balance sheet.

On February 4, 2016, we entered into an amendment to the VantagePoint Notes. The amendment provides that, except in certain circumstances, the convertibility of the VantagePoint Notes is limited such that conversion may not result in the holders collectively acquiring beneficial ownership of more than 1.9% of our outstanding shares of common stock during any 12-month period.

VantagePoint and its affiliates beneficially own approximately 43% of our common stock and VantagePoint’s Chief Executive Officer and Managing Partner, is a member of our Board of Directors.

The agreement governing the notes and the term loan contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the term loan to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Liquidity

During 2015, we experienced declining revenues as a result of challenging market conditions and worse than expected performance in our international markets. These conditions, combined with our initiatives to transform the business and focus on profitable revenue, have had a significant negative impact on our operating results and cash flows. As a result, we have taken a number of steps to reduce expenses and improve our results of operations through, for example, our 2015 Restructuring Plan, including cost-saving measures, such as workforce reductions, downsizing certain facilities in North America, as well as reductions of general corporate expenses and capital expenditures.

In order to provide additional liquidity to meet working capital and capital resource requirements, on April 30, 2015, we entered into the Hercules Loan Agreement for a $25.0 million term loan. We received $24.7 million of net proceeds from the term loan, $15.0 million of which is considered restricted cash required under the terms of the Hercules Loan Agreement. In addition, on December 17, 2015, we entered into a convertible note purchase agreement with affiliates of its largest shareholder for the immediate issuance of $5.0 million of the VantagePoint Notes. The note purchase agreement also provides for the issuance and sale of up to an additional $5.0 million aggregate principal amount of convertible notes, upon mutual agreement of ReachLocal and VantagePoint (and Hercules’ consent). We are required to make interest-only payments on the Hercules term loan through May 1, 2016, though such payments may be extended through August 1, 2016 and November 1, 2016 if we remain in continuous compliance with the financial covenants under the Hercules Loan Agreement through April 1, 2016 and July 1, 2016, respectively, and no default or event of default has occurred and is continuing on such dates. Upon repayment of the term loan, we are also required to make an end-of-term payment to the Lenders equal to $1.5 million, which is accrued as interest based on the effective interest method over the 3-year term of the Hercules Loan Agreement. The term loan is secured by substantially all of our personal property, including our intellectual property. We are required to begin making quarterly interest and principal payments on the VantagePoint Notes on April 15, 2017, subject to a subordination agreement with Hercules.

The Hercules Loan Agreement includes covenants applicable to the Company and its subsidiaries, which include restrictions on transferring collateral, incurring additional indebtedness, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenant requirements to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. These restrictions also include a maximum net new investment in our foreign subsidiaries, subject to certain exclusions of $8.0 million during 2015, $5.5 million during 2016, $4.0 million annually thereafter, and $18.0 million in the aggregate during the term of the agreement. The Hercules Loan Agreement also contains a subjective acceleration clause that can be triggered if we experience a Material Adverse Effect, as defined in the Hercules Loan Agreement, which would be considered an event of default. On August 3, 2015, we entered into an amendment to the Hercules Loan Agreement, which reduced the Hercules Loan Agreement’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, we entered into an amendment to the Hercules Loan Agreement, which waived compliance with the revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, we (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from November 9, 2015, instead of April 30, 2016, and (iii) agreed to amend the Hercules Warrant. As of December 31, 2015, we were in compliance with all financial covenants of the Hercules Loan Agreement.

Our operating losses and capital expenditures more than offset the $15.0 million of net unrestricted cash from the Hercules Loan Agreement and VantagePoint Notes, resulting in cash and cash equivalents of $18.8 million and short-term investments of $0.4 million at December 31, 2015. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 3, “Foreign Currency Exchange Risk,” for more information). We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At December 31, 2015, we had restricted cash in North America related to the minimum cash balance required to be maintained under the terms of the Hercules Loan Agreement of $15.0 million. If we achieve positive “Adjusted EBITDA” as defined in the Loan Agreement, for three consecutive quarters, the minimum cash balance decreases to $12.5 million. We achieved positive “Adjusted EBITDA” as defined during the quarters ended September 30, 2015 and December 31, 2015, which qualifies as two quarters of the required three consecutive quarters. Also, at December 31, 2015, we had restricted cash related to certificates of deposits held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for merchant accounts, and cash deposits funded to a restricted account determined on a monthly basis in accordance with our employee health care self-insurance plan in the amount of $3.5 million, of which, $0.2 million relate to the employee health care self-insurance plan. Our current liabilities exceeded our current assets by $60.6 million at December 31, 2015, and we incurred an operating loss of $61.5 million for the year then ended.

We believe that we will be able to maintain compliance with the minimum cash balance in North America in excess of $15.0 million through March 31, 2016, and subsequently maintain a minimum cash balance in North America of $12.5 million in accordance with achievement of positive “Adjusted EBITDA” as defined above. We also believe that we will extend our interest-only payments through November 1, 2016 by maintaining continuous compliance and not experiencing a default or event of default through July 1, 2016. In addition, we believe that we will be able to maintain compliance with the other financial covenants contained in the Hercules Loan Agreement through 2016 as a result of our cost and capital expenditure control measures. We believe that we will be able to achieve the revenue and earnings targets for 2016 under the Hercules Loan Agreement, which equal 90% of the revenue estimated in our 2016 operating plan and 70% and 80% of the earnings estimated for the first and second six months, respectively, in our 2016 operating plan as approved by our board of directors.

To meet our liquidity needs, we expect to minimize increases in personnel until our business performance has improved and supports additional costs. However, we may need to implement further cost reductions in our operating expenses to maintain a sufficient cash balance to fund its operations and maintain compliance with the minimum cash balance requirement under the Hercules Loan Agreement. Should it become necessary, we would implement additional cost reductions primarily through forgoing certain discretionary compensation increases, and further constraining identified non-critical product investments, and marketing and other costs, including reductions in personnel related to those activities. These identified potential actions, commencing as soon as May 2016, comprise a developed plan to reduce such costs by $4.6 million, net of implementation costs. In addition, we would consider borrowing up to an additional $5.0 million under the current VantagePoint notes purchase agreement, however such borrowings would be subject to VantagePoint’s willingness to lend and Hercules’ consent. We will continue to evaluate the extent and effectiveness of our cost-saving measures and monitor expenses compared to revenue and intend to implement additional cost reductions in future periods if and as circumstances warrant. However, there can be no assurance that these actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the Hercules Loan Agreement’s covenants. If an event of default were to occur, we may be required to obtain a further amendment or a waiver to the Hercules Loan Agreement, refinance the term loan, divest non-core assets or operations and/or obtain additional equity or debt financing. If we were unable to obtain such a waiver or amendment, or consummate such a transaction, the administrative agent could exercise remedies against us and the collateral securing the term loan, including potential foreclosure against our assets securing the Hercules Loan Agreement, including our cash. Further, the VantagePoint Notes and Hercules Loan Agreement contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the term loan to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

In consideration of these conditions, we currently anticipate that funds expected to be generated from operations, including cost-saving measures we have taken and intend to take will be sufficient to meet our anticipated cash requirements through at least the next twelve months. However, there is no assurance that the results of operations and cash flows expected during that period of time will be achieved

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2015:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$41,693	9,070	14,923	8,762	8,938
Hercules loan agreement (1)	24,700	8,662	16,038	—	—
VantagePoint notes (2)	5,000	—	5,000	—	—
Aggregate interest obligation (3)	6,391	2,985	3,406	—	—
Purchase obligations	2,556	2,556	—	—	—
Capital lease obligations (4)	1,233	734	499	—	—
Total contractual obligations	$81,573	24,007	39,866	8,762	8,938

__________

(1) Represents principal payments due on debt, including the credit against the final payment.

(2) The VantagePoint Notes are subject to a subordination agreement with Hercules such that the VantagePoint Notes are subordinated in right of repayment to all of our obligations under the Hercules Loan Agreement. In accordance with the subordination agreement, payment of the VantagePoint Notes would commence in the second quarter of 2018.

(3) Represents estimated aggregate interest obligations for our outstanding debt obligations that are payable in cash, including the end of term charge under the Hercules Loan agreement, and excluding capital lease obligations and, the non-cash amortization of debt issuance costs.

(4) Includes principal and imputed interest.

Operating Leases

We lease our primary office space in Woodland Hills, California; Plano, Texas; and other locations under various cancelable and non-cancelable operating leases that will expire between 2015 and 2024. All of our property and equipment have been purchased for cash or leased pursuant to capital leases.

During 2015, we recorded facilities restructuring charges related to lease termination costs as a result of closing facilities as part of our restructuring plan. Operating lease payments in the table above include approximately $2.4 million of lease payments related to terminated or restructured leases, net of actual sublease income of $0.4 million, from operating lease commitments for those facilities. Amounts related to the lease terminations will be paid over the respective lease terms, the longest of which extends through 2024.

Hercules Loan Agreement

We have entered into the Loan Agreement with a principal amount of $25.0 million. The term loan has an annual interest rate equal to the greater of (i) 11.75% and (ii) the sum of (a) the prime rate, plus (b) 8.50%. The annual interest rate as of December 31, 2015 was 12.00%. We are required to make interest-only payments on the Hercules term loan through May 1, 2016, though such payments may be extended through August 1, 2016 and November 1, 2016 if we remain in continuous compliance with the financial covenants under the Hercules Loan Agreement through April 1, 2016 and July 1, 2016, respectively, and no default or event of default has occurred and is continuing on such dates. The term loan matures on April 1, 2018 or, if the interest-only payments are extended through November 1, 2016, the term loan will mature October 1, 2018. For more information see the Financing Activities section above.

VantagePoint Convertible Notes (Related Party)

We have entered into a convertible note agreement for the immediate issuance of $5.0 million of Convertible Second Lien Subordinated Notes. The notes bear an annual interest rate of 4%, compounded quarterly, and mature on April 15, 2018. Quarterly principle and interest payments are due starting April 15, 2017, subject to a subordination agreement with Hercules. For more information see the Financing Activities section above.

Purchase Obligations

We have long-term purchase obligations outstanding with partners and third-party service providers for enhanced marketing functionality for our clients and for internal business software.

Capital Leases

We have entered into non-cancelable capital leases for computer equipment. We recorded $1.2 million of capital leases, net of accumulated amortization of $0.8 million. The interest rates on these leases range from 4.8% to 5.2%. Interest payable on the lease obligations was $0.1 million as of December 31, 2015.

Recent Accounting Pronouncements Adopted in 2015

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. Early application is permitted for all entities as of the beginning of an interim or annual reporting period. We early adopted this standard retrospectively and reclassified all of our current deferred tax assets to noncurrent deferred tax assets on our consolidated balance sheets for all periods presented. Adoption resulted in a $1.8 million decrease in prepaid expenses and other current assets, a $0.1 million increase in other assets, and a $1.7 million increase in deferred rent and other liabilities in our Consolidated Balance Sheet as of December 31, 2014.

In April 2015, the FASB issued ASU No. 2015-03, Interest- Imputation of Interest. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts. The amendments in this update are effective for us as of January 1, 2016. We early adopted this update in the second quarter of 2015.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and was effective for us as of January 1, 2015. We have applied this guidance to our consolidated financial statements in 2015.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this update supersedes the guidance in former Accounting Standards Codification (“ASC”) 840, Leases with ASC 842, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The amendments in this update are effective for us as of January 1, 2019. Early application of this update is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently assessing the impact of this update on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments- Overall. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update are effective for us as of January 1, 2018. Early application of certain aspects of the amendment is permitted by public entities, otherwise early adoption is not permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an acquirer to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for us as of January 1, 2016. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. We are currently assessing the impact of this update, and believes that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. The amendments in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for us as of January 1, 2017. Early application is permitted. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective for us as of January 1, 2016. Earlier adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

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

On April 30, 2015, we entered into the Hercules Loan Agreement for a $25.0 million term loan. The term loan bears interest at the prime rate plus 8.5% (with a prime rate floor of 3.25%), which increases our risk exposure to increases in interest rates. During December 2015, the annual interest rate increased from 11.75% to 12.00%. Accordingly, a one percentage point increase in the prime rate above the floor would result in net additional annual interest expense on our outstanding borrowings as of December 31, 2015 of $0.2 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the year ended December 31, 2015, a 10% strengthening of the U.S. dollar relative to those foreign currencies would have resulted in a decrease in revenue of $14.0 million, but an increase in operating income of $0.9 million. A 10% weakening of the U.S. dollar relative to those foreign currencies, however, would have resulted in an increase in revenue of $14.0 million, but a decrease in operating income of $0.9 million. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 30% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Amendment to Hercules Loan Agreement

On March 25. 2016, the Company and certain of its affiliates entered into a Fourth Amendment to Loan and Security Agreement with Hercules Capital, Inc. (formerly Hercules Technology Capital, Inc.), as administrative agent and lender. The loan amendment amends the Hercules Loan Agreement to increase the maximum net new investment in the Company’s foreign subsidiaries during 2016 from $4.0 million to $5.5 million.

Amended and Restated Employment Letter with Ross G. Landsbaum

On March 28, 2016, the Company entered into an amended and restated employment letter with Ross G. Landsbaum, the Company’s Chief Financial Officer.

The employment letter provides Mr. Landsbaum an annual base salary of $400,000 per year (effective July 1, 2016) and an annual bonus opportunity of up to 100% of his base salary. The employment letter also provides that Mr. Landsbaum’s 2016 annual bonus will not be less than 100% of his base salary. During his employment, Mr. Landsbaum will continue to be eligible to participate in the Company’s health and welfare, retirement and other plans and programs that the company makes available to senior executives from time to time. On March 28, 2016, in connection with entering into the employment letter, Mr. Landsbaum was granted 40,000 restricted stock units pursuant to the Company’s Amended and Restated 2008 Stock Incentive Plan, which will vest 25% on the one-year anniversary of the date on which we entered into the employment letter, and quarterly thereafter for the subsequent three years, subject to Mr. Landsbaum’s continued employment through the applicable vesting date.

Under the employment letter, upon the occurrence of a “change in control” (as defined in the Company’s Change in Control and Severance Policy (the “Severance Policy”)) of the Company, then Mr. Landsbaum will be entitled to receive his 2016 annual bonus and each of Mr. Landsbaum’s equity awards will, immediately prior to the occurrence of the change in control, vest with respect to 100% of the then-remaining outstanding unvested shares. Mr. Landsbaum’s employment letter also provides that he will be eligible to participate in the Severance Policy as a Group A participant. In the event Mr. Landsbaum gives the Company at least three months’ notice, he may resign effective December 31, 2016 and receive certain severance benefits available to him as a Group A Participant under the Severance Policy.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

 We have filed the following documents as part of this Annual Report on Form 10-K:

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ReachLocal, Inc.

We have audited the accompanying consolidated balance sheets of ReachLocal, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReachLocal, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Irvine, California

March 30, 2016

REACHLOCAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$18,833	$43,720
Short-term investments	359	904
Accounts receivable, net of allowance for doubtful accounts of $803 and $961 at December 31, 2015 and December 31, 2014, respectively	6,278	7,844
Prepaid expenses and other current assets	8,296	7,855
Total current assets	33,766	60,323

Property and equipment, net	13,550	19,639
Capitalized software development costs, net	20,691	21,555
Restricted cash - term loan	15,000	—
Restricted cash	3,502	3,589
Intangible assets, net	4,011	5,492
Non-marketable investments	9,000	9,000
Other assets	2,547	3,601
Goodwill	20,129	48,189
Total assets	$122,196	$171,388

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$33,581	$44,874
Accrued compensation and benefits	14,478	15,972
Deferred revenue	22,985	29,016
Accrued restructuring	3,329	3,196
Term loan	8,352	—
Capital lease	698	624
Other current liabilities	10,166	12,316
Liabilities of discontinued operations	804	850
Total current liabilities	94,393	106,848
Term loan	16,194	—
Convertible notes – related party	5,000	—
Capital lease	484	1,103
Deferred rent and other liabilities	8,111	10,513
Total liabilities	124,182	118,464

Commitments and contingencies (Note 8)

Stockholders’ Equity (Deficit):
Common stock, $0.00001 par value—140,000 shares authorized; 29,639 and 29,269 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Receivable from stockholder	(55)	(65)
Additional paid-in capital	140,398	132,080
Accumulated deficit	(136,084)	(74,569)
Accumulated other comprehensive loss	(6,245)	(4,522)
Total stockholders’ equity (deficit)	(1,986)	52,924
Total liabilities and stockholders’ equity (deficit)	$122,196	$171,388

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$382,597	$474,921	$514,070
Cost of revenue	213,409	252,721	256,450
Operating expenses:
Selling and marketing	126,966	182,720	182,854
Product and technology	28,414	27,510	22,240
General and administrative	39,332	52,155	46,362
Restructuring charges	7,546	5,927	—
Impairment of goodwill	27,800	—	—
Total operating expenses	230,058	268,312	251,456
Operating income (loss)	(60,870)	(46,112)	6,164
Gain on deconsolidation of subsidiary, net	2,853	—	—
Interest expense	(2,790)	(67)	(14)
Other income (expense), net	(339)	1,003	600
Income (loss) from continuing operations before income taxes	(61,146)	(45,176)	6,750
Income tax provision	369	484	3,699
Income (loss) from continuing operations	(61,515)	(45,660)	3,051
Income (loss) from discontinued operations, net of income tax of $11, and $3,036 for the years ended December 31, 2014, and 2013, respectively	—	650	(5,534)
Net loss	$(61,515)	$(45,010)	$(2,483)

Net income (loss) per share:

Basic:
Income (loss) from continuing operations	$(2.11)	$(1.60)	$0.11
Income (loss) from discontinued operations, net of income taxes	—	0.02	(0.20)
Net loss per share	$(2.11)	$(1.58)	$(0.09)

Diluted:
Income (loss) from continuing operations	$(2.11)	$(1.60)	$0.11
Income (loss) from discontinued operations, net of income taxes	—	0.02	(0.20)
Net loss per share	$(2.11)	$(1.58)	$(0.09)

Weighted average common shares used in the computation of income (loss) per share:
Basic	29,174	28,461	27,764
Diluted	29,174	28,461	29,051

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(61,515)	$(45,010)	$(2,483)
Other comprehensive loss:
Foreign currency translation adjustments	(1,723)	(588)	(2,412)
Comprehensive loss	$(63,238)	$(45,598)	$(4,895)

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Receivable from	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Stockholder	Capital	Deficit	(Loss)	(Deficit)
Balance as of December 31, 2012	28,154	—	$(89)	$110,573	$(27,076)	$(1,522)	$81,886
Issuance of common stock related to stock-based compensation plans	1,495	—	—	6,681	—	—	6,681
Stock-based compensation	—	—	—	12,332	—	—	12,332
Common and restricted stock issued in business combinations	5	—	—	126	—	—	126
Common stock repurchase	(1,395)	—	—	(18,963)	—	—	(18,963)
Excess tax benefits from stock-based awards	—	—	—	1,185	—	—	1,185
Net loss	—	—	—	—	(2,483)	—	(2,483)
Foreign currency translation adjustments	—	—	16	—	—	(2,412)	(2,396)

Balance as of December 31, 2013	28,259	—	(73)	111,934	(29,559)	(3,934)	78,368
Issuance of common stock related to stock-based compensation plans	1,010	—	—	6,438	—	—	6,438
Stock-based compensation	—	—	—	13,777	—	—	13,777
Common stock repurchase	—	—	—	(69)	—	—	(69)
Net loss	—	—	—	—	(45,010)	—	(45,010)
Foreign currency translation adjustments	—	—	8	—	—	(588)	(580)

Balance as of December 31, 2014	29,269	—	(65)	132,080	(74,569)	(4,522)	52,924
Issuance of common stock related to stock-based compensation plans	370	—	—	7	—	—	7
Stock-based compensation	—	—	—	8,068	—	—	8,068
Common stock repurchase	—	—	—	(7)	—	—	(7)
Issuance of Hercules Warrant	—	—	—	250	—	—	250
Net loss	—	—	—	—	(61,515)	—	(61,515)
Foreign currency translation adjustments	—	—	10	—	—	(1,723)	(1,713)
Balance as of December 31, 2015	29,639	$—	$(55)	$140,398	$(136,084)	$(6,245)	$(1,986)

See notes to consolidated financial statements.

REACHLOCAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Income (loss) from continuing operations	$(61,515)	$(45,660)	$3,051
Adjustments to reconcile income (loss) from continuing operations, net of income taxes, to net cash provided by (used in) operating activities:
Depreciation and amortization	19,681	17,394	15,096
Goodwill impairment loss	27,800	—	—
Stock-based compensation	8,671	13,260	11,505
Restructuring charges	7,546	5,927	—
Gain on deconsolidation of subsidiary	(2,853)	—	—
Excess tax benefits from stock-based awards	—	—	(1,185)
Loss on disposal of property and equipment	168	—	—
Provision for doubtful accounts	260	1,649	2,304
Contingent consideration—fair value adjustment	—	(416)	—
Non-cash interest expense	641	17	—
Impairment of loan to franchisee	—	—	3,279
Deferred taxes, net	93	873	(3,500)
Changes in operating assets and liabilities:
Accounts receivable	703	(460)	(6,317)
Prepaid expenses and other current assets	(1,077)	701	121
Other assets	222	(669)	(1,175)
Accounts payable	(9,185)	9,081	2,906
Accrued compensation and benefits	(151)	(557)	3,292
Deferred revenue	(4,541)	(3,400)	(255)
Accrued restructuring	(6,510)	(2,564)	—
Deferred rent and other liabilities	9	3,421	1,565
Net cash provided by (used in) operating activities, continuing operations	(20,038)	(1,403)	30,687
Net cash used in operating activities, discontinued operations	(45)	(915)	(4,001)
Net cash provided by (used in) operating activities	(20,083)	(2,318)	26,686
Cash flows from investing activities:
Additions to property, equipment and software	(13,894)	(25,735)	(19,748)
Acquisitions, net of acquired cash	—	(7,089)	(363)
Loan to franchisee	—	—	(1,221)
Investments in non-marketable investments	—	(2,000)	(2,500)
Purchases of certificates of deposits and short-term investments	—	(474)	(2,578)
Maturities of certificates of deposits and short-term investments	124	—	2,561
Net cash used in investing activities, continuing operations	(13,770)	(35,298)	(23,849)
Net cash used in investing activities, discontinued operations	—	—	(3,180)
Net cash used in investing activities	(13,770)	(35,298)	(27,029)

Cash flows from financing activities:
Proceeds from term loan, net	24,700	—	—
Restricted cash – term loan	(15,000)	—	—
Issuance of convertible notes (related party)	5,000	—	—
Payment of deferred and contingent consideration	(529)	—	—
Proceeds from exercise of stock options	7	6,438	6,681
Excess shortfalls from stock-based awards	—	—	1,185
Principal payments on capital lease obligations	(752)	(259)	—
Term loan costs	(542)	—	—
Common stock repurchases	(7)	(69)	(18,963)
Net cash provided by (used in) financing activities	12,877	6,110	(11,097)
Effect of exchange rate changes on cash and cash equivalents	(3,911)	(2,288)	(3,366)
Net change in cash and cash equivalents	(24,887)	(33,794)	(14,806)
Cash and cash equivalents—beginning of year	43,720	77,514	92,320
Cash and cash equivalents—end of year	$18,833	$43,720	$77,514

See notes to consolidated financial statements.

REACHLOCAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

ReachLocal, Inc.’s (the “Company”) operations are located in the United States, Canada, Australia, New Zealand, Japan, Germany, the Netherlands, Austria, Brazil, Mexico, and India. The Company’s mission is to provide more customers to local businesses around the world. The Company offers online marketing products and solutions in three categories: digital advertising (including ReachSearch™, ReachRetargeting™, ReachDisplay™, and ReachDisplay InAppTM), software (ReachEdge™ and Kickserv™), and web presence (including ReachSEO™, ReachCast™, ReachSite + ReachEdge™, and TotalLiveChat™). The Company delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its direct inside and outside sales force, and select third-party agencies and resellers.

Liquidity and Capital Resources

During 2015, the Company experienced declining revenues as a result of challenging market conditions and worse than expected performance in the Company’s international markets. These conditions, combined with the Company’s initiatives to transform the business and focus on profitable revenue, have had a significant negative impact on its operating results and cash flows. As a result, the Company has taken a number of steps to reduce expenses and improve its results of operations through, for example, its 2015 Restructuring Plan, including cost-saving measures such as workforce reductions, downsizing certain facilities in North America, as well as reductions of general corporate expenses and capital expenditures.

      In order to provide additional liquidity to meet working capital and capital resource requirements, on April 30, 2015, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) for a $25.0 million term loan. The Company received $24.7 million of net proceeds from the term loan, $15.0 million of which is considered restricted cash required under the terms of the Hercules Loan Agreement. In addition, on December 17, 2015, the Company entered into a convertible note purchase agreement with affiliates of its largest shareholder for the immediate issuance of $5.0 million of Convertible Second Lien Subordinated Notes (the “VantagePoint Notes”). The note purchase agreement also provides for the issuance and sale of up to an additional $5.0 million aggregate principal amount of convertible notes, upon mutual agreement of ReachLocal and VantagePoint (and Hercules’ consent). The Company is required to make interest-only payments on the Hercules term loan through May 1, 2016, though such payments may be extended through August 1, 2016 and November 1, 2016 if the Company remains in continuous compliance with the financial covenants under the Hercules Loan Agreement through April 1, 2016 and July 1, 2016, respectively, and no default or event of default has occurred and is continuing on such dates. Upon repayment of the term loan, the Company is also required to make an end-of-term payment to the Lenders equal to $1.5 million, which is accrued as interest based on the effective interest method over the 3-year term of the Hercules Loan Agreement. The term loan is secured by substantially all of the Company’s personal property, including the Company’s intellectual property. The Company is required to begin making quarterly interest and principal payments on the VantagePoint Notes on April 15, 2017, subject to a subordination agreement with Hercules.

The Hercules Loan Agreement includes covenants applicable to the Company, which include restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenant requirements to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. These restrictions also include a maximum net new investment in the Company’s foreign subsidiaries, subject to certain exclusions of $8.0 million during 2015, $5.5 million during 2016, $4.0 million annually thereafter, and $18.0 million in the aggregate during the term of the agreement. The Hercules Loan Agreement also contains a subjective acceleration clause that can be triggered if the Company experiences a Material Adverse Effect, as defined in the Hercules Loan Agreement, which would be considered an event of default. On August 3, 2015, the Company entered into an amendment to the Hercules Loan Agreement, which reduced the Hercules Loan Agreement’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, the Company entered into an amendment to the Hercules Loan Agreement, which waived compliance with the revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, the Company (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from November 9, 2015, instead of April 30, 2016, and (iii) agreed to amend the Hercules Warrant as described in Note 13, Debt and Other Obligations. The Company is in compliance with all of the Hercules Loan Agreement’s covenants as of December 31, 2015.

The Company’s operating losses and capital expenditures more than offset the $15.0 million of net unrestricted cash from the Hercules Loan Agreement and VantagePoint Notes, resulting in cash and cash equivalents of $18.8 million and short-term investments of $0.4 million at December 31, 2015. To date, the Company has experienced no loss of its invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk. The Company cannot, however, provide any assurances that access to its invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At December 31, 2015, the Company had restricted cash in North America related to the minimum cash balance required to be maintained under the terms of the Hercules Loan Agreement of $15.0 million. If the Company achieves positive “Adjusted EBITDA” as defined in the Hercules Loan Agreement, for three consecutive quarters, the minimum cash balance decreases to $12.5 million. The Company achieved positive “Adjusted EBITDA” as defined, during the quarters ended September 30, 2015 and December 31, 2015, which qualifies as two quarters of the required three consecutive quarters. Also, at December 31, 2015, the Company had restricted cash related to certificates of deposits held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for merchant accounts, and cash deposits funded to a restricted account determined on a monthly basis in accordance with its employee health care self-insurance plan in the amount of $3.5 million, of which, $0.2 million relate to the employee health care self-insurance plan. The Company’s current liabilities exceeded its current assets by $60.6 million at December 31, 2015, and it incurred an operating loss of $61.5 million for the year then ended.

The Company believes that it will be able to maintain compliance with the minimum cash balance in North America in excess of $15.0 million through March 31, 2016, and subsequently maintain a minimum cash balance in North America of $12.5 million in accordance with achievement of positive “Adjusted EBITDA” as defined above. The Company also believes that it will extend its interest-only payments through November 1, 2016 by maintaining continuous compliance and not experiencing a default or event of default through July 1, 2016. In addition, the Company believes that it will be able to maintain compliance with the other financial covenants contained in the Hercules Loan Agreement through 2016 as a result of its implemented cost and capital expenditure control measures. The Company believes that it will be able to achieve the revenue and earnings targets for 2016 under the Hercules Loan Agreement, which equal 90% of the revenue estimated in the Company’s 2016 operating plan and 70% and 80% of the earnings estimated for the first and second six months, respectively, in the Company’s 2016 operating plan as approved by the Company’s board of directors.

To meet the Company’s liquidity needs, management expects to minimize increases in personnel until the Company’s business performance has improved and supports additional costs. However, the Company may need to implement further cost reductions in its operating expenses to maintain a sufficient cash balance to fund its operations and maintain compliance with the minimum cash balance requirement under the Hercules Loan Agreement. Should it become necessary, the Company would implement additional cost reductions primarily through forgoing certain discretionary compensation increases, and further constraining identified non-critical product investments, and marketing and other costs, including reductions in personnel related to those activities. These identified potential actions, commencing as soon as May 2016, comprise a developed plan to reduce such costs by $4.6 million, net of implementation costs. In addition, the Company would consider borrowing up to an additional $5.0 million under the current VantagePoint notes purchase agreement, however such borrowings would be subject to VantagePoint’s willingness to lend and Hercules’ consent. The Company will continue to evaluate the extent and effectiveness of its cost-saving measures and monitor expenses compared to revenue and intends to implement additional cost reductions in future periods if and as circumstances warrant. However, there can be no assurance that these actions will be successful or that further adverse events outside of the Company’s control may arise that would result in the Company’s inability to comply with the Hercules Loan Agreement’s covenants. If an event of default were to occur, the Company may be required to obtain a further amendment or a waiver to the Hercules Loan Agreement, refinance the term loan, divest non-core assets or operations and/or obtain additional equity or debt financing. If the Company was unable to obtain such a waiver or amendment, or consummate such a transaction, the administrative agent could exercise remedies against the Company and the collateral securing the term loan, including potential foreclosure against the Company’s assets securing the Hercules Loan Agreement, including the Company’s cash. Further, the VantagePoint Notes and Hercules Loan Agreement contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the term loan to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

In consideration of these conditions, the Company currently anticipates that funds expected to be generated from operations, including cost-saving measures the Company has taken and intends to take, will be sufficient to meet the Company’s anticipated cash requirements through at least the next twelve months. However, there is no assurance that the results of operations and cash flows expected during that period of time will be achieved.

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

Reclassifications and Adjustments

Certain prior period amounts have been reclassified to conform to the current period presentation. See further discussion below under recent accounting pronouncements and in Note 14, Income Taxes.

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

Cash and Cash Equivalents

The Company reports all highly liquid short-term investments with original maturities of three months or less at the time of purchase as cash equivalents. As of December 31, 2015 and 2014, cash equivalents consist of demand deposits and money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Short-Term Investments

The Company classifies investments as short-term when the original maturity is less than one year, or when the Company intends to sell the investment within one year. As of December 31, 2015 and 2014, short-term investments consisted of certificates of deposit. All of the short-term investments are classified as available-for-sale. Short-term investments are stated at cost, which approximates fair value.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. Cash and cash equivalents and certificates of deposit are deposited with a limited number of financial institutions in the United States, Canada, Australia, United Kingdom, India, the Netherlands, Germany, Japan and Brazil. The balances held at any one financial institution are generally in excess of Federal Deposit Insurance Corporation insurance limits or, in foreign territories, local insurance limits, and as a result, access to the Company’s cash and cash equivalents may be impacted by adverse conditions in the global financial markets, including fluctuations in currency exchange rates. As of December 31, 2015, domestic bank balances in excess of insured limits were $23.3 million and foreign bank balances in excess of insured limits were $12.5 million.

During March 2016, the Company commenced a process to transition its two primary financial service providers of commercial banking services and merchant services for its credit and debit card processing in North America. The Company does not expect a significant impact to its financial position, results of operations or cash flows in North America as a result of the transition, which is expected to be completed by May 2016.

The Company’s customers are primarily local businesses, dispersed both geographically and across a broad range of industries. Management performs ongoing evaluation of trade receivables for collectability and provides an allowance for potentially uncollectible accounts. The following table summarizes the change in the Company’s allowance for doubtful accounts for each of the three years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Allowance for doubtful accounts as of the beginning of the year	$961	$2,212	$259
Additions charged to expense	563	2,621	6,080
Write-offs	(1,026)	(4,511)	(4,396)
Recoveries	305	639	268
Allowance for doubtful accounts as of the end of the year	$803	$961	$2,212

For the years ended December 31, 2015, 2014, and 2013, the Company did not have any individual clients that comprised more than 10% of consolidated revenues.

During 2015, 2014, and 2013, the Company’s cost of revenue was primarily for the purchase of media from two of the Company’s vendors. Other receivables and prepaid expenses included $3.6 million and $0.6 million of non-trade receivables from media vendors at December 31, 2015 and 2014, respectively. Accounts payable included $17.3 million and $17.1 million of accrued media expenses from media vendors at December 31, 2015 and 2014, respectively.

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

Software Development Costs

Costs to develop software for internal use are capitalized when the Company has determined that the development efforts will result in new or additional functionality or new products. Costs incurred prior to meeting these criteria and costs associated with ongoing maintenance are expensed as incurred and included in product and technology expenses, in addition to amortization of capitalized software development costs, in the accompanying consolidated statements of operations. The Company monitors its existing capitalized software costs and reduces its carrying value as the result of releases that render previous features or functions obsolete. Software development costs are evaluated for impairment in accordance with the Company’s policy for finite-lived intangible assets and other long-lived assets. Costs capitalized as internal use software are amortized on a straight-line basis over an estimated useful life of three years.

Restricted Cash—Term Loan

Under the terms of the Hercules Loan Agreement, as amended, the Company is required to maintain, at all times, cash in North America of at least $15.0 million, unless the Company achieves positive “Adjusted EBITDA” as defined in the Loan Agreement for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. Restricted cash—term loan represents the required minimum compensating balance to secure the term loan. See Note 13, Debt and Other Obligations, for more information.

Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for the Company’s merchant accounts, and cash deposits in a restricted account in accordance with the Company’s employee health care self-insurance plan. The letters of credit will lapse at the end of the respective lease terms through 2024 and the certificates of deposit automatically renew for successive one-year periods over the duration of the lease term. The restrictions related to merchant accounts and the Company’s self-insurance plan will lapse upon termination of the respective underlying arrangements. At December 31, 2015 and December 31, 2014, the Company had restricted cash in the amount of $3.5 million and $3.6 million, respectively, of which, $0.2 million, related to the employee health care self-insurance plan.

Loan Receivables

The Company records loan receivables at carrying value, net of potential allowance for losses. Losses on receivables are recorded when probable and estimable. Interest income on loan receivables is accrued on a monthly basis over the life of the loan, and interest recognition is suspended upon impairment of loan principal.

Non-marketable Investments

The Company accounts for non-marketable investments under the cost method, which are periodically assessed for other-than-temporary impairment. The fair value of a cost method investment is not evaluated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. However, if a significant adverse event were identified, the Company would estimate the fair value of its cost method investment considering available information at the time of the event, such as current cash position, earnings and cash flow forecasts, recent operational performance and any other readily available data. If the Company determines that an other-than-temporary impairment has occurred, the investment is written-down to its fair value.

Variable Interest Entities

The Company analyzes its interests, including agreements, loans, guarantees, and equity investments, on a periodic basis to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a variable interest entity (“VIE”). The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on the design of the entity, its organizational structure including its decision-making authority, and relevant agreements. If the Company determines that the entity is a VIE, the Company then assesses if it must consolidate the VIE as its primary beneficiary. The Company’s determination of whether it is the primary beneficiary is based upon qualitative and quantitative analyses, which assess the purpose and design of the VIE, the nature of the VIE’s risks and the risks that the Company absorbs, the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.

Finite-Lived Intangible Assets and Other Long-Lived Assets

Finite-lived intangible assets are attributable to the various developed technologies, trade names, and customer relationships of the businesses the Company has acquired. The Company reports finite-lived, acquisition-related intangible assets at acquisition date fair value, net of accumulated amortization. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from two to ten years. Straight-line amortization is used as another pattern over which the economic benefits will be consumed cannot be reliably determined. The Company reviews the carrying values of long-lived assets, including intangible assets, for possible impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. In its analysis of other finite lived amortizable intangible assets, the Company applies the guidance of ASC 350-20, Intangibles – Goodwill and Other, in determining whether any impairment conditions exist. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of an intangible asset is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset is expected to generate, if it is determined that an asset is not recoverable. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

At December 31, 2015 and 2014, there were no indications of impairment of the Company’s finite-lived intangible assets or other long-lived assets.

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

The Company tests the goodwill of its reporting units for impairment annually on the first day of the fourth quarter, and whenever events occur or circumstances change that would more likely than not indicate that the goodwill might be impaired. Events or circumstances which could trigger an impairment review include, but are not limited to, a significant adverse change in the legal or business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key management or other personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the acquired business or the Company’s overall business, significant and sustained decline in market capitalization, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

Testing goodwill for impairment involves a two-step quantitative process. However, prior to performing the two-step quantitative goodwill impairment test, the Company has the option to first assess qualitative factors to determine whether or not it is necessary to perform the two-step quantitative goodwill impairment test for selected reporting units. If the Company chooses the qualitative option, the Company is not required to perform the two-step quantitative goodwill impairment test unless the Company has determined, based on the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The first step of the impairment test involves comparing the estimated fair values of a reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, including goodwill, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the estimated fair value of the reporting unit is less than its carrying amount, including goodwill, or if the reporting unit has a negative carrying value and the Company believes it is more likely than not that a goodwill impairment exists, then the second step is performed to compare the carrying amount of the goodwill with its implied fair value, which is determined by deducting the aggregate fair value of the reporting unit's identifiable assets and liabilities from the fair value of the reporting unit. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Self-Insurance

Beginning July 2, 2014, the Company implemented a self-insurance plan to provide for potential liabilities for employee health care claims in the United States. Liabilities associated with the risks are estimated, in part, by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. The Company had insurance liabilities totaling approximately $1.3 million and $0.5 million at December 31, 2015 and December 31, 2014, respectively, which are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

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

Revenue Recognition

The Company recognizes revenue for its products and solutions when persuasive evidence of an arrangement exists, services have been performed, the selling price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenue for search engine marketing as clicks are recorded on sponsored links on the various search engines and for its display advertising and retargeting when the display advertisements record impressions or as otherwise provided in its agreement with the applicable publisher. The Company recognizes revenue for lead conversion software, web presence and other products with a defined license or service period on a straight-line basis over the applicable license or service period. The Company recognizes revenue when it charges set-up, management service or other fees on a straight-line basis over the term of the related contract or the completion of any obligation for services, if shorter. The Company accounts for sales and similar taxes imposed on its services on a net basis in the consolidated statements of operations.

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

In addition, cost of revenue includes costs to manage and operate the Company’s various solutions and technology infrastructure, other than costs associated with the Company’s sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for the related staff, and allocated overhead such as depreciation expense, rent and utilities. Cost of revenue also includes the amortization and impairment charges on certain acquired intangible assets.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel and related expenses for selling and marketing staff, including salaries and wages, commissions and other variable compensation, benefits, bonuses and stock-based compensation; travel and business costs; training, recruitment, marketing and promotional events; advertising; other brand building and product marketing expenses; and occupancy, technology and other direct overhead costs. A portion of the compensation for employees in the sales organization is based on commissions. In addition, the cost of agency commissions is included in selling and marketing expenses. Generally, commissions are expensed as earned. However, commencing in 2014, the Company began paying commissions to certain sales people for the acquisition of new clients. Client contracts are generally not cancelable without a penalty, and the Company defers those commissions and amortizes them over the term of the initial customer campaign. Unamortized commission expense of $0.2 million and $0.6 million at December 31, 2015 and December 31, 2014, respectively, is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Product and Technology Expenses

Product and technology expenses consist primarily of personnel and related expenses for product development and engineering professionals, including salaries, benefits, bonuses and stock-based compensation, and the cost of third-party contractors and certain other third-party service providers and other expenses, including occupancy, technology and other direct overhead costs. Technology operations costs, including related personnel and third-party costs, are included in product and technology expenses. Research and development expenses are included in product and technology costs and were $6.9 million, $15.5 million, and $9.5 million during 2015, 2014, and 2013, respectively. The Company capitalizes a portion of its software development costs and, accordingly, includes amortization of those costs as costs of product and technology, as the Company’s technology platform and the Company’s other systems address all aspects of the Company’s activities, including supporting the selling and consultation process, online publisher integration, efficiencies and optimization, providing insight to clients into the results and effects of their online advertising campaigns and supporting all of the financial and other back-office functions of the business. Product and technology expenses also include the amortization of the technology obtained in acquisitions and the expenses of deferred payment obligations related to product and technology personnel.  Product and technology costs do not include the costs to operate and deliver the Company’s solutions to clients, which are included in cost of revenue in the consolidated statements of operations.

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

Restructuring Charges

The Company records costs associated with exit activities related to restructuring plans in accordance with the ASC Topic 420, Exit or Disposal Obligations. Liabilities for costs associated with an exit or disposal activity are recognized in the period in which the liability is incurred. Restructuring charges consist of costs associated with the realignment and reorganization of the Company’s operations. Restructuring charges include employee termination costs, facility closure and relocation costs, and contract termination costs. The timing of associated cash payments is dependent upon the type of exit cost and can extend over a 12-month period. The Company records restructuring charge liabilities in accrued restructuring in the consolidated balance sheets.

Advertising Expenses

The Company expenses advertising as incurred. Advertising expense was $2.1 million, $2.9 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was recorded in sales and marketing expense in the consolidated statements of operations.

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

Recent Accounting Pronouncements Adopted in 2015

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Early application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company early adopted this standard retrospectively and reclassified all of the current deferred tax assets to noncurrent deferred tax assets on the consolidated balance sheets for all periods presented. Adoption resulted in a $1.8 million decrease in prepaid expenses and other current assets, a $0.1 million increase in other assets, and a $1.7 million increase in deferred rent and other liabilities in the Company’s consolidated balance sheet as of December 31, 2014.

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date, and was effective for the Company as of January 1, 2015. The Company has applied this guidance to the Company’s consolidated financial statements in 2015.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this update supersedes the guidance in former Accounting Standards Codification (“ASC”) 840, Leases with ASC 842, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The amendments in this update are effective for the Company as of January 1, 2019. Early application of this update is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact of this update on its consolidated financial statements.

In January 2016, the FASB ASU No. 2016-01, Financial Instruments- Overall. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update are effective for the Company as of January 1, 2018. Early application of certain aspects of the amendment is permitted by public entities, otherwise early adoption is not permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an acquirer to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for the Company as of January 1, 2016. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. The Company is currently assessing the impact of this update, and believes that its adoption on January 1, 2016 will not have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. The amendments in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the Company as of January 1, 2017. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$18,833	$18,833	$—	$—
Restricted cash—term loan	$15,000	$15,000	$—	$—
Short-term investments	$359	$359	$—	$—
Restricted cash	$3,502	$—	$3,502	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$43,720	$43,720	$—	$—
Short-term investments	$904	$904	$—	$—
Restricted cash	$3,589	$—	$3,589	$—

Liabilities:
Acquisition-related contingent consideration	$349	$—	$—	$349

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

The Company also has an investment in a privately held partnership that is one of its service providers. During March 2013, the Company invested $2.5 million for a 4% equity interest in the service provider, and in March 2014, the Company invested $2.0 million for an additional 3.2% equity interest. The Company does not have significant influence over the entity. In addition, the Company has an equity interest of 14.2% in SERVIZ, Inc., the entity that acquired its former ClubLocal business and does not have significant influence over the entity. The carrying amounts of the Company’s cost method investments were each $4.5 million at December 31, 2015 and December 31, 2014, and are included in non-marketable investments in the accompanying consolidated balance sheet. The Company’s maximum exposure to loss is limited to its cost based investments.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company carries its financial instruments at fair value with the exception of its debt. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	Year Ended December 31, 2015
	Carrying Amount	Estimated Fair Value
(in thousands)
Term loan	$24,546	$24,500
Convertible notes- related party	$5,000	$4,600

The Company’s debt relates to its Hercules Loan Agreement and VantagePoint Notes. The term loan and notes are considered Level 3 under ASC 820 because there is no known or accessible market or market indices for these debt instruments to be traded or exchanged. The fair value of the Hercules Loan Agreement and the VantagePoint Notes was determined by discounting their respective cash flows expected to be paid using a discount rate commensurate with the risk, including market participant assumptions about current interest rates and the creditworthiness of the Company. The fair value of the Hercules Loan Agreement includes the discounts attributable to issuance costs as well as the end-of-term payment. The fair value of the VantagePoint Notes includes an estimated value for the embedded conversion feature determined based on its contractual terms as well as the trading information of the Company's common stock into which the notes are convertible.

During 2015, the Company recognized a $27.8 million goodwill impairment charge related to the Company’s Asia Pacific reporting unit. The Company recognized an impairment charge to write-down the goodwill to its fair value. The Company utilized unobservable inputs in determining the magnitude of the non-recurring impairment representing level 3 inputs in the fair value hierarchy.

The Company did not have any financial instruments not recorded at fair value on a recurring basis as of December 31, 2014.

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

Acquisition costs in connection with the Kickserv acquisition were immaterial. The revenues and results of operations of the acquired businesses for the post-acquisition period were included in the consolidated statements of operations and were immaterial for the periods ended December 31, 2015 and December 31, 2014. The pro forma results are not shown as the impact is not material.

Acquisition of SureFire

On March 21, 2014, RL NZ acquired certain assets and hired certain employees of SureFire Search Limited (“SureFire”) as part of the Company’s international expansion plan. From 2010 until the acquisition, SureFire was the Company’s exclusive reseller in New Zealand.

At closing, RL NZ paid NZ$1.7 million ($1.5 million) in cash of the estimated NZ$2.8 million ($2.4 million) purchase price. The remaining balance of the estimated purchase price was deferred subject to meeting revenue targets and an indemnity holdback, payable, if at all, after the 12-month anniversary of the closing date, and the 12- and 18-month anniversaries of the closing date, respectively. The maximum amount of contingent consideration payable was NZ$2.0 million and the fair value of the contingent consideration was recorded as an accrued expense. The fair value of the earn-out consideration under the income approach was determined at the time of acquisition by using the Black-Scholes option pricing model. This approach is based on significant inputs that are not observable in the market, which are considered Level 3 inputs. Key assumptions include forecasted first year revenue, volatility of 30% based on volatilities of selected comparable companies, and a risk-free rate of 0.14% based on a one-year U.S, treasury yield rate. The liability for the indemnity holdback was recorded based on the assumption that there would be no claims made against the holdback and that 65% ($0.2 million) of the indemnity holdback would be paid April 2015, and the remaining 35% ($0.1 million) would be paid October 2015. The fair value of the indemnity holdback at the date of acquisition was NZ$0.4 million ($0.3 million). On April 10, 2015, RL NZ paid NZ$0.6 million ($0.4 million), which included NZ$0.4 million ($0.3 million) of earn-out consideration and NZ$0.3 million ($0.2 million) for the 12-month indemnity holdback release, offset by NZ$0.2 million ($0.1 million) to a net working capital adjustment in the Company’s favor. On September 18, 2015, RL NZ made the final payment of $0.1 million for the indemnity holdback.

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

Intangible assets acquired from SureFire included customer relationships of $1.3 million which are amortized over three years, their estimated useful life, using the straight line method. The estimated useful life was determined based on assumptions of customer attrition rates. The fair value of the intangible assets was determined by applying the income approach and based on Level 3 inputs. Key assumptions include estimated future revenues from acquired customers and a discount rate of 25%, comprised of an estimated internal rate of return for this transaction and a weighted average cost of capital for comparable companies. The goodwill arising from the acquisition consists largely of the synergies expected from combining the operations of SureFire. The Company expects to increase its presence in the Asia-Pacific region as a result of this acquisition. The acquired goodwill is not expected to be deductible for tax purposes.

Acquisition costs in connection with the SureFire acquisition were immaterial. The revenues and results of operations of the acquired businesses for the periods post-acquisition were included in the consolidated statements of operations and were immaterial for the periods ended December 31, 2015 and December 31, 2014. The pro forma results are not shown as the impact is not material.

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

Impairment of Goodwill

During the quarter ended September 30, 2015, due to a decline in internal projections for the Asia-Pacific reporting unit of both revenue and profitability as a result of recent declines in its financial performance, the Company determined that sufficient indicators of potential impairment existed to require an interim quantitative goodwill impairment test for the Asia-Pacific reporting unit as of August 31, 2015. The amount of goodwill assigned to the Asia-Pacific reporting unit at August 31, 2015 was $34.1 million. Based on the Company’s revised forecasts, the carrying value of goodwill exceeded the implied fair value of goodwill for the Asia-Pacific reporting unit. As a result, the Company recorded an estimated impairment charge of $27.8 million for the goodwill in the Asia-Pacific reporting unit during the third quarter of 2015, which was finalized during the fourth quarter of 2015 without further adjustment and is included in impairment of goodwill in the accompanying consolidated statements of operations. The Company did not identify an impairment of its finite-lived intangible assets or other long-lived assets based on its estimates included in the second step of the quantitative test.

The process of estimating the fair value of goodwill is subjective and requires the Company to make estimates that may significantly impact the outcome of the analyses. The estimated fair value of the Asia-Pacific reporting unit as of August 31, 2015 was determined using both an income-based valuation approach, and a market-based valuation approach, each weighted 50%. Under the income approach, fair value of the reporting unit is estimated using the discounted cash flow method. The discounted cash flow method is dependent upon a number of factors, including projections of the amounts and timing of future revenues and cash flows, assumed discount rates determined to be commensurate with the risks inherent in its business model, and other assumptions. The future cash flows for the reporting unit were projected based on the Company’s estimates, at that time, of future revenues, operating income and other factors (such as working capital and capital expenditures). The Company considered expected competitive global industry and market conditions. Under the market-based valuation approach, each reporting unit’s fair value is estimated based on industry multiples of revenues and operating earnings.

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

As of October 1, 2015, the date of the Company’s annual goodwill impairment assessment, the Company considered the recent interim quantitative goodwill impairment assessment, which included a reconciliation of the Company’s total market capitalization based on the estimated fair value of the Company’s individual reporting units as of August 31, 2015. The Company qualitatively determined that the existing facts and circumstances were considered in the quantitative interim impairment test, such that it was not necessary to perform the two-step quantitative goodwill impairment test for the North America and the Asia-Pacific reporting units as of the annual testing date.

As of November 30, 2015, due to the then recent significant declines in the Company’s market capitalization and other changes in the business, including consideration of exiting the U.K. market, and the entrance of ReachLocal UK Limited (“RL UK”), into administration, the Company determined that sufficient indicators existed to perform an interim quantitative goodwill impairment assessment of the North America and the Asia-Pacific reporting units.

The first step of the November 30, 2015 quantitative goodwill impairment test resulted in the determination that the estimated fair value of both the North America reporting unit and the Asia-Pacific reporting unit each substantially exceeded its respective carrying amount, including goodwill. Accordingly, the second step was not required. The inputs for the fair value calculations of the North America reporting unit included a conservative 2% growth rate to calculate the terminal value and a discount rate of 18%. The inputs for the fair value calculations of the Asia-Pacific reporting unit included a conservative 2% growth rate to calculate the terminal value and a discount rate of 20.5%. In addition, the Company assumed revenue growth and applied margin and other cost assumptions consistent with each reporting unit's historical trends. Factors that have the potential to create variances in the estimated fair value of the reporting units include, but are not limited to, fluctuations in (i) number of clients and active campaigns, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics and changes in consumer preferences; (ii) marketing costs to generate new campaigns; and (iii) equity valuations of peer companies.

The changes in the carrying amount of goodwill for the year ended December 31, 2015 were as follows (in thousands):

	North America	Asia-Pacific	Total
Balance at December 31, 2013	$9,695	$32,388	$42,083
Goodwill acquired	3,985	2,445	6,430
Acquisition adjustments	—	(95)	(95)
Foreign currency translation	—	(229)	(229)
Balance at December 31, 2014	13,680	34,509	48,189
Accumulated impairment loss	—	(27,800)	(27,800)
Foreign currency translation	—	(260)	(260)
Balance at December 31, 2015	$13,680	$6,449	$20,129

Finite-Lived Intangible Assets

At December 31, 2015 and 2014, finite-lived intangible assets consisted of the following (in thousands):

	December 31, 2015
	Useful Life (years)			Gross Value	Accumulated Amortization	Net
Developed technology	3	-	8	$5,490	$2,920	$2,570
Customer contracts and relationships	2	-	4	1,733	799	934
Trade names		10		570	63	507
Total				$7,793	$3,782	$4,011

	December 31, 2014
	Useful Life (years)			Gross Value	Accumulated Amortization	Net
Developed technology	3	-	8	$5,490	$2,130	$3,360
Customer contracts and relationships	2	-	4	1,875	306	1,569
Trade names		10		570	7	563
Total				$7,935	$2,443	$5,492

Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Years Ending December 31,
2016	$962
2017	681
2018	584
2019	431
2020	431
Thereafter	922
Total	$4,011

For the year ended December 31, 2015, 2014 and 2013 amortization expense related to acquired intangible assets was $1.4 million, $1.2 million, and $1.2 million, respectively.

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Computer hardware and licensed software	$19,783	$20,345
Office equipment	3,999	4,229
Furniture and fixtures	4,057	4,976
Leasehold improvements	11,397	13,096
Construction in progress	349	525
	39,585	43,171
Less: Accumulated depreciation and amortization	(26,035)	(23,532)
	$13,550	$19,639

For the years ended December 31, 2015, 2014 and 2013 depreciation expense for property and equipment was $6.4 million, $6.4 million and $5.8 million, respectively.

7. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	December 31,
	2015	2014
Capitalized software development costs	$67,610	$56,498
Accumulated amortization	(46,919)	(34,943)
Capitalized software development costs, net	$20,691	$21,555

For the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization expense of $11.4 million, $9.7 million and $8.1 million, respectively. At December 31, 2015 and 2014, $2.9 million and $5.0 million, respectively, of capitalized software development costs were related to projects still in process of development.

8. Commitments and Contingencies

Operating Leases

 The Company leases office facilities under operating lease agreements that expire at various dates through 2024. The terms of the majority of the Company’s lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease term.

Rental expense, principally for leased office space under operating lease commitments, was $9.1 million, $13.0 million and $11.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, future minimum payments under cancelable and non-cancelable operating leases are as follows (in thousands):

Years Ended December 31,
2016	$9,070
2017	8,236
2018	6,687
2019	4,927
2020	3,835
Thereafter	8,938
$41,693

During 2015 and 2014, the Company recorded facilities restructuring charges related to lease termination costs as a result of closing facilities as part of a restructuring plan. Operating lease payments in the table above, include approximately $2.4 million of lease payments related to terminated or restructured leases, net of actual sublease income of $0.4 million, from operating lease commitments for those facilities. Amounts related to the lease terminations will be paid over the respective lease terms, the longest of which extends through 2024.

As part of the Company’s 2015 Restructuring Plan, during March, 2016, the Company entered into an agreement to sublease 21,000 square feet of its Plano, Texas office.

Purchase Obligations

The Company has long-term purchase obligations outstanding with partners and third-party service providers for enhanced marketing functionality for its clients and for internal business software. As of December 31, 2015, future minimum payments under purchase obligations are as follows (in thousands):

Years Ended December 31,
2016	$2,556

Letters of Credit and Restricted Certificates of Deposit

At December 31, 2015 and 2014, the Company has certificates of deposit held at financial institutions, which are pledged as collateral for letters of credit related to lease commitments or collateral for the Company’s merchant accounts. The letters of credit will lapse at the end of the respective lease terms through 2024 and the certificates of deposit automatically renew for successive one-year periods over the duration of the lease term. The restrictions related to merchant accounts will lapse upon termination of the merchant accounts. At December 31, 2015 and 2014, the Company had restricted certificates of deposit in the amounts of $3.3 million and $3.4 million, respectively. At December 31, 2015, restricted cash also included $0.2 million of cash reserved to provide for potential liabilities for employee health care claims.

Litigation

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company believes that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

North America

On May 2, 2014, a lawsuit, purporting to be a class action, was filed by one of the Company’s former clients in the United States District Court in Los Angeles. The complaint alleged breach of contract, breach of the implied covenant of good faith and fair dealing, and violation of California’s unfair competition law. The complaint sought monetary damages, restitution and attorneys’ fees. The Company filed a motion to dismiss on June 20, 2014, which was denied on December 4, 2014. On February 5, 2016, the Company entered into a confidential settlement agreement and release with plaintiffs to settle all of their claims. The settlement was not material to the Company’s consolidated financial position, results of operations or cash flows.

Europe

Over the past two years, the Company’s United Kingdom subsidiary (“RL UK”), has been involved in a number of disputes with former clients that allege RL UK made misrepresentations in connection with sales to those clients. The Company resolved a number of these disputes. On June 15, 2015, one former RL UK client filed a lawsuit in the High Court of Justice alleging fraudulent misrepresentations and breach of contract. The Company’s insurance carrier provided a defense under a reservation of rights. On December 16, 2015, RL UK entered administration, to allow for an orderly exit from the market and as a result, any claims against RL UK are stayed, pending the outcome of the administration. Upon entering administration, the Company no longer held a controlling interest, and therefore deconsolidated the subsidiary.

Other Commitments

The Company engaged a third party facilitator to provide direct support in the execution of its 2015 Restructuring Plan. In addition to fees incurred during 2015, the Company will continue to make payments for the final committed fees based on the future projected value of results achieved by the facilitator-led program. The final payment to the facilitator was made in January 2016. See Note 11, Restructuring Charges, for more information.

9. Stockholder’s Equity

Common Stock Repurchases

The Company’s Board of Directors previously authorized the repurchase of up to $47.0 million of the Company’s outstanding common stock. At December 31, 2013, the Company had executed repurchases of 3.4 million shares of its common stock under the program for an aggregate of $36.3 million. There were no repurchases under the program during 2014 or 2015. On April 29, 2015, the Board of Directors terminated the Company’s repurchase program.

The Company is deemed to repurchase common stock surrendered by participants to cover tax withholding obligations with respect to the vesting of restricted stock and restricted stock units.

Shares Reserved For Future Issuance

The following table shows the number of shares of common stock reserved for future issuance as of December 31, 2015 (in thousands):

Stock options	8,196
Convertible notes	1,000
Warrants	300
Restricted stock units	253
9,749

10. Stock-Based Compensation

Stock Option Plans

On April 21, 2004, the Company adopted the 2004 Stock Plan (the “2004 Plan”), as amended. Grants under the 2004 Plan may be incentive stock options or nonqualified stock options or awards. The 2004 Plan is administered by the Company’s board of directors, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards varies subject to the participant’s period of future service, or otherwise at the discretion of the Company’s board of directors. The majority of awards vest over four years and have a term of 10 years. There were no shares available for grant under the 2004 Plan as of December 31, 2015 and 2014.

On July 1, 2008, the Company adopted the 2008 Stock Incentive Plan (the “2008 Plan”) and retired the 2004 Plan. Options outstanding under the 2004 Plan are unaffected by the retirement of the 2004 Plan. The aggregate number of shares of the Company’s common stock available for issuance pursuant to awards granted under the 2008 Plan is equal to the sum of (x) 5,471,350 plus (y) any shares of the Company’s common stock subject to awards under the 2004 Plan that terminate, expire or lapse for any reason or are settled in cash after the date the 2008 Plan originally became effective, and (z) an annual increase in shares on the first day of each year beginning in 2011 and ending in 2018. The annual increase will be equal to the lesser of (A) 2,500,000 shares (as adjusted for stock splits, stock combinations, stock dividends and similar matters), (B) 4.5% of the Company’s common stock outstanding on the last day of the prior year or (C) such smaller number of shares as may be determined by the Board. The 2008 Plan is administered by the Company’s Compensation Committee, which has the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. The vesting of these awards vary subject to the participant’s period of future service, or otherwise at the discretion of the Compensation Committee. The majority of awards issued under the 2008 Plan vest over four years and have a term of seven years. There were 2,682,047 shares available for grant under the 2008 Plan as of December 31, 2015. On January 1, 2016, an additional 1,334,000 shares were added to the pool under the evergreen provision.

During the second quarter of 2014, the Company granted stock options to certain new employees as “employment inducement” awards pursuant to NASDAQ rules. The inducement awards were not issued under the 2008 Plan and did not decrease the number of shares available thereunder, but 160,000 inducement awards are included in the table of stock options below.

On February 29, 2016, the Company granted stock options covering 1,397,000 shares, primarily related to its annual compensation program.

Stock Options

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	6,096	$9.48

Granted	5,801	$4.29
Exercised	(31)	$0.24
Forfeited	(5,318)	$9.33

Outstanding at December 31, 2015	6,548	$5.05	6.3	$—

Vested and exercisable at December 31, 2015	1,747	$7.83	5.3	$—

Unvested at December 31, 2015, net of estimated forfeitures	3,902	$4.06	6.8	$—

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

The following table summarizes the weighted average assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.55%	1.64%	0.95%
Expected life (in years)	4.90	4.99	4.81
Expected volatility	57%	54%	59%
Weighted average fair value per share	$2.24	$3.63	$6.33

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 were $0.1 million, $2.7 million and $5.3 million, respectively. The total grant-date fair value of stock options exercised and restricted stock and restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 were $3.7 million, $9.0 million and $4.2 million, respectively.

Restricted Stock and Restricted Stock Units

The Company issues restricted stock and restricted stock units in conjunction with acquisitions and long-term employee incentive programs from time to time. These shares of restricted stock and restricted stock units generally have vesting periods of 4 years. Stock-based compensation expense related to restricted stock and restricted stock units was $3.3 million, $5.6 million and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	912	$5.98
Granted	—	$—
Forfeited	(138)	$10.06
Vested	(439)	$8.38
Unvested at December 31, 2015	335	$5.37

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock-based compensation	$9,061	$13,730	$11,948
Less: Capitalized stock-based compensation	390	470	443
Stock-based compensation expense, net	$8,671	$13,260	$11,505

Stock-based compensation, net of capitalization, is included in the accompanying consolidated statements of operations, within the following captions (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock-based compensation expense, net
Cost of revenue	$487	$932	$697
Selling and marketing	1,510	2,959	3,040
Product and technology	725	825	627
General and administrative	5,949	8,544	7,141
	$8,671	$13,260	$11,505

At December 31, 2015, there was $11.1 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.44 years. Future stock-based compensation expense for these awards may differ to the extent actual forfeitures vary from management estimates.

Stock-based compensation for the year ended December 31, 2014 includes $1.9 million of expense related to the modification of grants to 73 participants in March 2014, which extended the time to exercise from seven years to ten years for certain options granted during 2008 and 2009 with a strike price of $10.91.

Commencing in 2015, 50% of the Company’s annual corporate bonus plan for certain executives and senior level employees will be settled with fully vested restricted stock units, and is payable in the first quarter of the following fiscal year. The plan does not limit the number of shares that can be issued to settle the obligation. During 2015, the Company has recognized stock-based compensation expense related to this plan of $1.0 million. As of December 31, 2015, 603,000 shares would be required to satisfy the obligation relating to the 2015 annual corporate bonus plan. On February 26, 2016, 414,239 shares (net of 258,255 shares withheld to satisfy tax withholding obligations) were issued to satisfy the 2015 annual corporate bonus plan obligation.

Stock Option Exchange

On December 2, 2014, the Company commenced an option exchange to permit employee option holders to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase an equal number of shares having an exercise price equal to the greater of $6.00 and the fair market value of the Company’s common stock on the replacement grant date. The option exchange was completed on January 9, 2015. Exchanged options were cancelled at that time and immediately thereafter, the Company granted replacement options under the Amended and Restated ReachLocal 2008 Stock Incentive Plan with exercise prices of $6.00 per share. A total of 2.8 million options were exchanged. The Company is amortizing the incremental expense of $1.5 million in addition to the remaining expense attributable to the exchanged awards over the vesting period of the new awards.

11. Restructuring Charges

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy, improve operating efficiency and implement cost savings, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers.

2015 Restructuring Plan

In accordance with the Company’s ongoing efforts to reduce expenses and improve the operating performance of its business, the Company commenced its 2015 Restructuring Plan. The initiative is focused on enhancing earnings through an analysis of opportunities to both improve revenue performance and reduce costs. Operational efficiency improvements under the 2015 Restructuring Plan are identified and implemented through strategic realignment and targeted cost reductions, including workforce costs, facility-related expenditures and other operating expenses. The charges incurred during the year ended December 31, 2015 primarily involved down-sizing certain facilities in North America, costs to utilize a third party facilitator to aid execution of the plan, and a reduction of the Company’s North American and international workforces. The Company expects to have continued restructuring activity under this plan, including estimated additional expenses relating to facilitation and execution of the plan of $0.7 million, estimated to be incurred through the third quarter of 2016.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures and Equipment Write-downs	Other Associated Costs	Total
Balance at December 31, 2014	$—	$—	$—	$—
Amounts accrued	2,332	1,268	4,125	7,725
Amounts paid	(1,742)	(157)	(3,313)	(5,212)
Accretion	—	69	—	69
Non-cash items	(4)	(574)	(468)	(1,046)
Balance at December 31, 2015	$586	$606	$344	$1,536

The Company expects the facility closures and equipment write-downs to be paid through the third quarter of 2024 and the workforce reduction costs to be paid through the fourth quarter of 2016.

2014 Restructuring Plans

As a result of declining performance in the Company’s North American operations during the first quarter of 2014, the Company implemented a restructuring plan that primarily involved a reduction of the Company’s North American and international workforces, as well as the closure of facilities in North America and certain international markets. The Company does not expect to have continued restructuring activity under this plan, other than settlement of associated liabilities.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the consolidated balance sheet is as follows (in thousands):

	Facility Closures and Equipment Write-downs	Total
Balance at December 31, 2014	$2,519	$2,519
Amounts paid	(771)	(771)
Accretion	45	45
Balance at December 31, 2015	$1,793	$1,793

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

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures	Total
Balance at December 31, 2014	$51	$626	$677
Reversal of amount previously accrued	—	(179)	(179)
Amounts paid	(50)	(477)	(527)
Non-cash items	(1)	30	29
Balance at December 31, 2015	$—	$—	$—

The Company does not expect to have continued restructuring activity under this plan.

12. Gain on Deconsolidation of Subsidiary

On December 16, 2015, RL UK entered administration to allow for an orderly exit from the market. Upon entering administration, the Company no longer held a controlling interest, and therefore deconsolidated the subsidiary. As a result, the Company recorded a gain of $2.9 million, which is included in Gain on deconsolidation of subsidiary, net in the Company’s consolidated statement of operations for the year ended December 31, 2015.

The gain is primarily comprised of the net reduction in carrying value of the assets and liabilities of RL UK from the consolidated balance sheet and the resulting reduction of the net amounts due from RL UK to the Company and its subsidiaries, including the effects of cumulative translation adjustments of $1.1 million, which was reclassified from accumulated other comprehensive income to Gain on deconsolidation of subsidiary, net in the consolidated statement of operations.

13. Debt and Other Obligations

Long-term debt consisted of the following (in thousands):

Hercules term loan	$25,244
VantagePoint notes	5,000
Less unamortized debt issuance costs (1)	(698)
Total debt	29,546
Less current portion of long-term debt	(8,352)
Long-term debt	$21,194

(1) Debt issuance costs are related to the Hercules term loan and are amortized to interest expense over the life of the term loan.

Hercules Term Loan

On April 30, 2015, the Company entered into the Hercules Loan Agreement with its direct and indirect domestic subsidiaries, as co-borrowers, Hercules Technology Growth Capital, Inc. (“Hercules”), as administrative agent, and the lenders party thereto from time to time (the “Lenders”), including Hercules, pursuant to which the Lenders agreed to make a term loan available to the Company for working capital and general business purposes, in a principal amount of $25.0 million. The term loan has an annual interest rate equal to the greater of (i) 11.75% and (ii) the sum of (a) the prime rate, plus (b) 8.50%. During December 2015, the annual interest rate increased from 11.75% to 12.00%. The annual interest rate on the Hercules Loan was 12.00% at December 31, 2015. On the closing date the Company paid a fee of $0.3 million, which is to be credited against the final payment, and debt issuance costs of $0.2 million. Debt issuance costs will be amortized over the life of the loan of 3 years and calculated using the effective interest method.

The Company is required to make interest-only payments on the term loan through May 1, 2016, though such payments may be extended through August 1, 2016 and November 1, 2016 if the Company remains in continuous compliance with the financial covenants under the Hercules Loan Agreement through April 1, 2016 and July 1, 2016, respectively, and no default or event of default has occurred and is continuing on such dates. The term loan will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest to the Lenders in consecutive monthly installments following the end of such interest-only period. The term loan matures on April 1, 2018 or, if the interest-only payments are extended through November 1, 2016, the term loan will mature October 1, 2018. Upon repayment of the term loan, the Company is also required to make an end-of-term payment to the Lenders equal to $1.5 million, which is accrued as interest based on the effective interest method over the 3-year term of the Hercules Loan Agreement. The term loan is secured by substantially all of the Company’s personal property, including its intellectual property.

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

The Hercules Loan Agreement includes covenants applicable to the Company and its subsidiaries, which include restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions. These restrictions also include a maximum net new investment in the Company’s foreign subsidiaries, subject to certain exclusions of $8.0 million during 2015, $5.5 million during 2016, $4.0 million annually thereafter, and $18.0 million in the aggregate during the term of the agreement. Additionally, the Hercules Loan Agreement includes financial covenant requirements to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term, as amended on August 3, 2015 from September 30, 2015 through December 31, 2015. These minimum levels of revenue and earnings were waived for compliance for November and December 2015 as amended on November 9, 2015. Under the Hercules Loan Agreement, the Company is also required to maintain minimum cash in North America in an amount equal to $15.0 million at all times, unless the Company achieves positive “Adjusted EBITDA” as defined in the Hercules Loan Agreement for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. The Company achieved positive “Adjusted EBITDA” as defined, during the quarters ended September 30, 2015 and December 31, 2015, which qualifies as two quarters of the required three consecutive quarters. The Hercules Loan Agreement also includes events of default, the occurrence and continuation of which provide Hercules, as administrative agent, with the right to exercise remedies against the Company and the collateral securing the term loan, including potential foreclosure against the Company’s assets securing the Hercules Loan Agreement, including the Company’s cash. The Hercules Loan Agreement contains a subjective acceleration clause that can be triggered if the Company experiences a Material Adverse Effect, as defined in the Hercules Loan Agreement, which would be considered an event of default.

On August 3, 2015, the Company entered into an amendment to the Hercules Loan Agreement, which reduced the term loan’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, the Company entered into a second amendment to the Hercules Loan Agreement, which waives compliance with the term loan’s revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, the Company (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from the November 9, 2015, instead of April 30, 2016, and (iii) agreed to amend the Hercules warrant as described below. On December 17, 2015 the Company entered into the third amendment to the Hercules Loan Agreement, which reduces the amount of restricted cash the Company is required to maintain in North America from $17.5 million to $15.0 million and which amount will further be reduced to $12.5 million if the Company achieves positive “Adjusted EBITDA” as defined in the loan agreement. The Company is in compliance with all of the Hercules Loan Agreement’s covenants as of December 31, 2015.

Hercules Warrant

Concurrently with entrance into the Hercules Loan Agreement, the Company issued to Hercules, as the sole lender on the closing date, a warrant to purchase up to 177,304 shares of the Company’s common stock at an exercise price of $2.82 per share. In connection with the November 9, 2015 Hercules Loan Agreement amendment, the Company agreed to amend the warrant to increase the number of shares to 300,000 and reduce the exercise price to $0.85. The warrant is exercisable in full and not in part. In addition, if upon the sale of all shares issued upon exercise of the warrant, or in the case of a merger or sale transaction involving other securities in whole or in part, upon the sale of such securities, the absolute return on the warrant exceeds $2.55 per share underlying the warrant, the warrant holder will pay the Company the excess in cash. The warrant may be exercised either for cash or on a cashless basis. The warrant expires April 30, 2022. The Company estimated the fair value of the warrant to be $0.3 million based on its relative fair value to the term loan using a Black-Sholes pricing model and accounted for the warrant as a discount on the carrying amount of the term loan and a component of additional paid-in capital. The fair value of the warrant will be amortized in the statement of operations as a component of interest expense.

VantagePoint Convertible Notes (Related Party)

On December 17, 2015, the Company entered into a convertible note purchase agreement with affiliates of the Company’s largest shareholder, VantagePoint, for the immediate issuance of $5.0 million of VantagePoint Notes. The note purchase agreement also provides for the issuance and sale of up to an additional $5.0 million aggregate principal amount of convertible notes, upon mutual agreement of ReachLocal and VantagePoint (and Hercules’ consent). The notes bear an annual interest rate of 4%, compounded quarterly. The Company is required to begin making quarterly interest and principal payments on April 15, 2017, subject to a subordination agreement with Hercules. The VantagePoint Notes mature on April 15, 2018, and all principal and unpaid interest is due at that time. The holders of the VantagePoint Notes have the right to convert any portion of the VantagePoint Notes into shares of ReachLocal common stock, par value $0.00001 per share, at an initial conversion rate of 200 shares of common stock per $1,000 principal amount of VantagePoint Notes, which represents an initial conversion price of $5.00 per share. The conversion rate is subject to customary anti-dilution adjustments for stock dividends, splits and combinations, certain distributions on the common stock, including cash dividends, spin-offs and certain tender or exchange offers for the common stock. An event of default, as defined in the agreement, may result in the acceleration of the maturity of the notes. The VantagePoint Notes are included in convertible notes – related party in the accompanying consolidated balance sheet.

On February 4, 2016, the Company entered into an amendment to the VantagePoint Notes. The amendment provides that, except in certain circumstances, the convertibility of the VantagePoint Notes is limited such that conversion may not result in the holders collectively acquiring beneficial ownership of more than 1.9% of the Company’s outstanding shares of common stock during any 12-month period.

VantagePoint and its affiliates beneficially own approximately 43% of the Company’s common stock and VantagePoint’s Chief Executive Officer and Managing Partner, is a member of the Company’s Board of Directors.

The VantagePoint Notes and Hercules Loan Agreement contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the term loan to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

Future Debt Maturities

Aggregate principal payments, exclusive of any unamortized debt issuance costs or discounts, due on debt as of December 31, 2015 are as follows (in thousands):

Years Ended December 31,	Hercules Term Loan	VantagePoint Notes	Total
2016	$11,647	$—	$11,647
2017	14,130	254	14,384
2018	4,806	5,254	10,060
Total minimum payments	30,583	5,508	36,091
Less amount representing interest	(5,883)	(508)	(6,391)
Total minimum payments less interest	$24,700	$5,000	$29,700

Capital Leases

The Company has entered into non-cancelable capital leases for computer equipment. At December 31, 2015, the Company had $1.2 million of capital leases, net of accumulated amortization of $0.8 million, of which $0.7 million is recorded in short-term liabilities and $0.5 million is recorded in long-term liabilities. Amortization of assets recorded under capital leases is included in depreciation expense. The interest rates on these leases range from 4.8% to 5.2%. As of December 31, 2015, future minimum payments under these leases are as follows (in thousands):

Years Ended December 31,
2016	$734
2017	497
2018	2
Total minimum payments	1,233
Less amount representing interest	(51)
Total minimum payments less interest	$1,182

14. Income Taxes

The components of income (loss) from continuing operations before income taxes were (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(25,495)	$(18,997)	$25,044
Foreign	(35,651)	(26,179)	(18,294)
	$(61,146)	$(45,176)	$6,750

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013, consists primarily of federal, state and foreign income taxes payable in the various jurisdictions in which the Company operates.

Significant components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014(a)	2013(a)
Current:
Federal	$(3)	$(2,019)	$5,687
State	29	98	1,134
Foreign	242	205	378
	268	(1,716)	7,199
Deferred:
Federal	(4,353)	(422)	(930)
State	(1,403)	(1,383)	(4,048)
Foreign	(6,843)	(8,769)	(8,232)
	12,599	(10,574)	(13,210)
Valuation allowance	12,700	12,774	9,710
Income tax provision	$369	$484	$3,699

Income taxes payable as of December 31, 2015 amounted to $0.1 million and was classified within “Other current liabilities” in the accompanying consolidated balance sheet. Income taxes receivable as of December 31, 2014 amounted to $2.0 million and was classified within prepaid expenses and other current assets in the accompanying consolidated balance sheet.

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2015	2014(a)	2013(a)
Income tax expense (benefit) at the federal statutory rate	$(20,790)	$(15,360)	$2,295
State income tax, net of federal tax benefit	(931)	(848)	(1,923)
Foreign income taxes, net	(2,818)	337	(3,189)
Goodwill impairment	8,340	—	—
Non-deductible stock-based compensation	3,546	3,765	1,149
Research and development credits	(88)	(325)	(2,629)
Change in valuation allowance	12,700	12,774	7,235
Deferred tax adjustments	—	—	617
Other	410	141	144
	$369	$484	$3,699

The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014(a)
Deferred tax assets:
Net operating loss carryforward	$23,787	$25,315
Federal and state credits	8,189	5,139
Investments	5,422	—
Accruals and provisions	5,409	5,743
Stock options	2,500	3,640
Gross deferred tax assets	45,307	39,837
Less: valuation allowance	(36,530)	(28,055)
Net deferred tax assets	8,777	11,782
Deferred tax liabilities:
Capitalized software	(7,534)	(9,187)
Intangible assets	(1,154)	(1,362)
Fixed assets	(851)	(1,893)
Net deferred tax liabilities	(9,539)	(12,442)
Net deferred tax asset (liabilities)	$(762)	$(660)

(a)

For the years ended December 31, 2014 and 2013, the presentation of foreign income tax expense, net operating loss carryforward deferred tax asset, and corresponding valuation allowance have been revised in the above tables due to a prior overstatement of foreign net operating losses in both respective years. As a result of the valuation allowance recorded against the foreign net deferred tax assets, there is no impact to the accompanying consolidated balance sheets or statement of operations.

In the accompanying consolidated balance sheets, the non-current portion of deferred tax assets of $0.2 million and $0.1 million as of December 31, 2015 and 2014, respectively, is included in other assets. The non-current portion of net deferred tax liabilities of $0.9 million and $0.7 million as of December 31, 2015 and 2014, is included in deferred rent and other liabilities.

The following table summarizes the Company’s net operating loss carryforwards as of December 31, 2015:

Net operating loss:	Balance at December 31, 2015 (in thousands)	Beginning Expiration Year
Federal	$19,216	2033
State	$30,554	Various jurisdictions from 2019 to 2030
Foreign	$65,946	Generally do not expire, but are subject to certain limitations

The federal net operating loss and research and development credit carryforwards per the income tax returns filed included unrecognized tax benefits taken in prior years, and are larger than the net operating losses and credits for which a deferred tax asset is recognized for financial statement purposes.

As of December 31, 2015, the Company had gross federal and state research and development credit carryforwards of approximately $5.3 million and $3.9 million, respectively. The federal carryovers begin to expire in 2024, while the state carryovers have an indefinite carryover period. At December, 31, 2015, the Company had $0.1 million of foreign tax credits carryovers which begin to expire in 2023. As of December 31, 2015, the Company had gross California Enterprise Zone Credits of $1.4 million which begin to expire in 2024.

Certain deferred tax assets are not presented that arose directly from tax deductions related to equity compensation greater than the amount of compensation recognized for financial reporting. Equity will be increased by $2.2 million if and when such deferred tax assets are ultimately realized.

As of December 31, 2015 and 2014, the Company recorded valuation allowances of $36.5 million and $28.1 million, respectively, as the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Due to the Company’s cumulative losses in U.S. and certain foreign jurisdictions, management has concluded that a full valuation allowance continues to be warranted with respect to the net deferred tax assets in these jurisdictions, excluding indefinite lived assets.

In 2015, the net increase in valuation allowance of $8.5 million was primarily due to net operating losses in domestic and foreign jurisdictions and the deconsolidation of RL U.K. In 2014, the net increase in valuation allowance of $12.8 million was primarily due to net operating losses in foreign jurisdictions and the recording of a full valuation allowance against its net domestic deferred tax assets, excluding indefinite lived assets.

The book value of the Company’s investments in foreign subsidiaries exceeds its tax basis in those subsidiaries by $1.0 million. However, the deferred income taxes on the associated gain have not been recognized, as gains become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary, and these amounts are expected to be reinvested indefinitely outside of the U.S. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

At December 31, 2015, the Company had gross unrecognized tax benefits of approximately $1.6 million. Of this total, approximately $1.5 million would affect the Company’s effective tax rate if recognized. The liabilities for unrecognized tax benefits are primarily recorded as a reduction of gross deferred taxes which are included in deferred rent and other liabilities in the accompanying balance sheets.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014	2013
Unrecognized tax benefits – beginning balance	$1,570	$1,700	$824
Gross increases – tax positions taken in prior period	—	—	642
Gross decreases – tax positions taken in prior period	(14)	(219)	—
Gross increases– tax positions taken in current period	70	89	234
Unrecognized tax benefits – ending balance	$1,626	$1,570	$1,700

The Company expects a decrease of $0.8 million of unrecognized tax benefits in the next 12 months due to expiration of the applicable statute of limitations. These unrecognized tax benefits relate to the formation of a foreign joint venture.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  Related to the unrecognized tax benefits noted above, the Company accrued no interest or penalties during 2015 and in total, as of December 31, 2015, has not recognized a liability for interest and penalties.

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. Certain statutes begin to expire as early as 2016.

In May of 2015, the Internal Revenue Service initiated an examination of the Company’s U.S. consolidated 2013 and 2014 income tax returns that was finalized in December 2015 with no proposed adjustments.

15. Retirement Contribution Plans

The Company provides a defined contribution savings plan under Section 401(k) of the Internal Revenue Code and certain other plans in other countries. The 401(k) plan is available to all full-time U.S. employees and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the 401(k) plan at the discretion of its board of directors. No contributions have been made to the plan during the years ended December 31, 2015, 2014 and 2013.

16. Net Income (Loss) Per Share

Basic net income (loss) from continuing operations per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Shares of unvested restricted stock are excluded from the calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding. Diluted net income (loss) from continuing operations per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method and shares issuable upon the conversion of convertible debt using the if-converted method. The Company had a loss from continuing operations for the year ended December 31, 2015 and therefore the number of diluted shares was equal to the number of basic shares for the period.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive for the periods below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Deferred stock consideration and unvested restricted stock	596	768	216
Stock options, convertible notes, and warrant	8,223	6,489	3,534
	8,819	7,257	3,750

The following table sets forth the computation of basic and diluted income (loss) from continuing operations per share (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Income (loss) from continuing operations	$(61,515)	$(45,660)	$3,051
Denominator:
Weighted average common shares used in computation of income (loss) per share from continuing operations, basic	29,174	28,461	27,764
Deferred stock consideration and restricted stock	—	—	199
Stock options and warrants	—	—	1,088
Weighted average common shares used in computation of income (loss) per share from continuing operations, diluted	29,174	28,461	29,051
Income (loss) per share from continuing operations, basic	$(2.11)	$(1.60)	$0.11
Income (loss) per share from continuing operations, diluted	$(2.11)	$(1.60)	$0.11

17. Variable Interest Entities

In July 2012, the Company entered into a franchise agreement with OxataSMB B.V. permitting it to operate and resell the Company’s services under the ReachLocal brand in Slovakia, Czech Republic, Hungary, Poland and Russia. At the same time, the Company entered into a market development loan agreement with OxataSMB pursuant to which we agreed to provide financing to OxataSMB of up to €2.9 million ($3.7 million), of which €1.45 million ($1.9 million) was immediately advanced and €0.92 million ($1.2 million) was advanced in August 2013. The OxataSMB operations did not perform as contemplated, and as a result, the Company recorded a $3.3 million impairment of the loan receivable and related interest from OxataSMB and a $1.6 million provision for bad debt related to the trade receivable from OxataSMB. Ultimately we terminated OxataSMB’s franchise agreement in the fourth quarter of 2014 and have not been repaid any amounts under the loan.

18. Segment Information

Revenue by geographic region with respect to the Direct Local channel and National Brands, Agencies and Resellers, is based on the physical location of the sales office, and with respect to Agencies and Resellers, is based on the physical location of the agency or reseller. The following summarizes revenue by geographic region (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue:
North America	$249,224	$293,096	$341,737
International	133,373	181,825	172,333
	$382,597	$474,921	$514,070
Long Lived Assets:
North America	$9,033	$12,723
International	4,529	6,819
	$13,562	$19,542

The results of the Australia geographic region have been included in the Company’s consolidated financial statements and include revenues of $52.5 million, $80.3 million, and $85.0 million in 2015, 2014 and 2013, respectively. Long-lived assets of the Australia geographic region were $1.7 million at December 31, 2015 and 2014.

The Company operates in one operating segment. The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of evaluating financial performance and allocating resources.

19. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow disclosures (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cash paid for interest, net	$1,860	$30	$—
Cash paid for (received from) income taxes, net	$(1,836)	$1,093	$3,474
Non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$390	$470	$443
Issuance of Hercules warrant	$250	$—	$—
Unpaid purchases of property and equipment	$193	$113	$83
Assets acquired under capital leases	$38	$1,727	$—
Investment related to the ClubLocal disposition	$—	$4,500	$—
Deferred payment obligation decrease	$—	$—	$(122)

20. Discontinued Operations

ClubLocal

In the fourth quarter of 2013, the Company’s Board of Directors approved a plan to dispose of the Company’s ClubLocal business, and on February 18, 2014, the Company closed a transaction in which it transferred its ClubLocal business to SERVIZ, Inc. in exchange for a minority equity interest. The Company has an equity interest in the new entity of 14.2%, with a recorded fair value of $4.5 million. As a result of the disposition, in the first quarter of 2014 the Company recorded a gain on disposal of $0.8 million, net of income tax of $0.4 million. This business has been accounted for as discontinued operations.

21. Quarterly Information (Unaudited)

The following table sets forth unaudited and quarterly financial data for the four quarters of each of 2015 and 2014.

	Dec 31, 2015	Sept 30, 2015	June 30, 2015	Mar 31, 2015	Dec 31, 2014	Sept 30, 2014	June 30, 2014	Mar 31, 2014
Revenue	$88,977	$95,282	$98,776	$99,563	$109,009	$117,623	$123,553	$124,736
Cost of revenue	$48,131	$53,671	$55,390	$56,217	$61,708	$64,154	$63,461	$63,398
Loss from continuing operations	$(2,504)	$(35,637)	$(10,593)	$(12,782)	$(17,737)	$(11,284)	$(10,326)	$(6,313)
Income (loss) from discontinued operations, net of income taxes	$—	$—	$—	$—	$(279)	$—	$31	$(371)
Net loss	$(2,504)	$(35,637)	$(10,593)	$(12,782)	$(17,458)	$(11,284)	$(10,295)	$(5,973)

Net income (loss) per share:

Basic and diluted:
Loss from continuing operations	$(0.09)	$(1.22)	$(0.36)	$(0.44)	$(0.62)	$(0.40)	$(0.36)	$(0.22)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	0.01	—	—	(0.01)
Net loss per share	$(0.09)	$(1.22)	$(0.36)	$(0.44)	$(0.61)	$(0.40)	$(0.36)	$(0.21)

22. Subsequent Events

Amendment to Hercules Loan Agreement

On March 25. 2016, the Company and certain of its affiliates entered into a Fourth Amendment to Loan and Security Agreement with Hercules Capital, Inc. (formerly Hercules Technology Capital, Inc.), as administrative agent and lender. The loan amendment amends the Hercules Loan Agreement to increase the maximum net new investment in the Company’s foreign subsidiaries during 2016 from $4.0 million to $5.5 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2016.

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

Signature	Title	Date

/s/ Sharon T. Rowlands	Chief Executive Officer, Director	March 30, 2016
Sharon T. Rowlands	(Principal Executive Officer)

/s/ Ross G. Landsbaum	Chief Financial Officer	March 30, 2016
Ross G. Landsbaum	(Principal Financial Officer and Principal Accounting Officer)

/s/ James Geiger	Director	March 30, 2016
James Geiger

/s/ Thomas Hale	Director	March 30, 2016
Thomas Hale

/s/ Habib Kairouz	Director	March 30, 2016
Habib Kairouz

/s/ Lawrence Kutscher	Director	March 30, 2016
Lawrence Kutscher

/s/ Alan Salzman	Director	March 30, 2016
Alan Salzman

/s/ Edward Thompson	Director	March 30, 2016
Edward Thompson

Exhibit No.	Description of Document

3.1

Amended and Restated Certificate of Incorporation of ReachLocal, Inc., dated May 19, 2010 (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

3.2

Amended and Restated Bylaws of ReachLocal, Inc. (incorporated by reference to Exhibit 3.02 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

4.1

Form of ReachLocal, Inc. Common Stock Certificate (incorporated by reference to Exhibit 4.01 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

4.2

Second Amended and Restated Investors’ Rights Agreement, by and among ReachLocal, Inc., the Investors listed on Exhibit A, Exhibit B, Exhibit C and Exhibit D thereto, and the Founders listed on Exhibit E thereto, dated as of September 17, 2007 and as amended as of July 1, 2008, May 14, 2009, and May 18, 2009 (incorporated by reference to Exhibit 4.02 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

4.3

Stockholders Agreement, by and between ReachLocal, Inc. and NetUs Pty Limited ACN 117 674 030, dated as of September 11, 2009 (incorporated by reference to Exhibit 4.03 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

4.4

Warrant Agreement, dated as of April 30, 2015, by and among ReachLocal, Inc., direct and indirect domestic subsidiaries of ReachLocal, Inc., as co-borrowers, Hercules Technology Growth Capital, Inc., as administrative agent, and the lenders party thereto from time to time, including Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-34749) filed with the SEC on May 6, 2015)

4.5

First Amendment to Warrant Agreement, dated as of November 11, 2015, between ReachLocal, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 001-34749) filed with the SEC on November 12, 2015)

4.6	Form of 4.0% Convertible Second Lien Subordinated Note

4.7	Amendment to 4.0% Convertible Second Lien Subordinated Notes

10.1*

Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.01 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34749) filed with the SEC on March 11, 2013)

10.2*

Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated March 31, 2014 (incorporated by reference to Exhibit 10.01 of the Company’s Current Report on Form 8-K (File No. 001-34749) filed with the SEC on April 2, 2014)

10.3*

Amendment to Employment Letter between ReachLocal, Inc. and Sharon T. Rowlands, dated November 1, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-34749) filed with the SEC on November 9, 2015)

10.4*

Offer of Employment by and between ReachLocal, Inc. and Ross G. Landsbaum, dated as of May 30, 2008 (incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.5*	Amended and Restated Employment Letter between ReachLocal, Inc. and Ross G. Landsbaum, dated as of March 28, 2016.

10.6*

Offer Letter between ReachLocal, Inc. and Kris Barton, dated January 30, 2012 (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 001-34749) filed with the SEC on May 8, 2014)

10.7*

Employment Letter between ReachLocal, Inc. and Adam Wergeles, dated November 15, 2007, as amended (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-34749) filed with the SEC on May 6, 2015)

10.8*

Transition Agreement between ReachLocal, Inc. and Adam Wergeles, dated March 9, 2015 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-34749) filed with the SEC on May 6, 2015)

10.9*

Form of Amended and Restated Restricted Stock Purchase Agreement (incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.10*

Share Purchase Agreement, by and among ReachLocal, Inc. and the Persons listed on Annex A thereto, dated as of September 11, 2009 (incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 24, 2010)

10.11*

ReachLocal, Inc. Incentive Bonus Plan, effective as of February 21, 2010 (incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.12*

ReachLocal, Inc. Non-Employee Director Compensation Program, effective as of December 12, 2014 (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34749) filed with the SEC on March 12, 2015)

10.13*

ReachLocal, Inc. Director Stock Plan (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.14*

ReachLocal, Inc. Change in Control and Severance Policy for Senior Management, effective as of February 21, 2010 (incorporated by reference to Exhibit 10.09 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.15*

ReachLocal, Inc. 2004 Stock Plan, adopted April 21, 2004, as amended as of April 8, 2005, July 31, 2006 and September 17, 2007 (incorporated by reference to Exhibit 10.04 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on February 2, 2010)

10.16*

Amended and Restated ReachLocal, Inc. 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34749) filed with the SEC on March 28, 2011)

10.17*

Form of Stock Option Agreement (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-34749) filed with the SEC on March 15, 2012)

10.18*

Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-34749) filed with the SEC on August 3, 2012)

10.19*

Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-34749) filed with the SEC on August 3, 2012)

10.20*

Form of Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-34749) filed with the SEC on March 11, 2013)

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

10.27

Loan and Security Agreement, dated as of April 30, 2015, by and among ReachLocal, Inc., direct and indirect domestic subsidiaries of ReachLocal, Inc., as co-borrowers, Hercules Technology Growth Capital, Inc., as administrative agent, and the lenders party thereto from time to time, including Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-34749) filed with the SEC on May 7, 2015)

10.28

First Amendment to Loan and Security Agreement, dated as of August 3, 2015, by and between ReachLocal, Inc., direct and indirect domestic subsidiaries of ReachLocal, Inc., as co-borrowers, Hercules Technology Growth Capital, Inc., as administrative agent, and the lenders party thereto from time to time, including Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-34749) filed with the SEC on August 6, 2015)

10.29

Second Amendment to Loan and Security Agreement, dated as of November 9, 2015, by and among ReachLocal, Inc., direct and indirect domestic subsidiaries of ReachLocal, Inc., as co-borrowers, Hercules Technology Growth Capital, Inc., as administrative agent, and the lenders party thereto from time to time, including Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-34749) filed with the SEC on November 12, 2015)

10.30

Third Amendment to Loan and Security Agreement, dated as of December 17, 2015, by and among ReachLocal, Inc., direct and indirect domestic subsidiaries of ReachLocal, Inc., as co-borrowers, Hercules Technology Growth Capital, Inc., as administrative agent, and the lenders party thereto from time to time, including Hercules Technology Growth Capital, Inc.

10.31	Fourth Amendment to Loan and Security Agreement, dated as of March 28, 2016, by and among ReachLocal, Inc., direct and indirect domestic subsidiaries of ReachLocal, Inc., as co-borrowers, Hercules Capital, Inc., as administrative agent, and the lenders party thereto from time to time, including Hercules Capital, Inc.

10.32	Note Purchase Agreement, dated as of December 17, 2015, by and among ReachLocal, Inc., and the purchasers thereof

10.33	Security Agreement, dated as of December 17, 2015, by and among ReachLocal, Inc., and the holders of the Company’s 4.0% Convertible Second Lien Subordinated Notes from time to time

10.34

Office Lease, dated as of August 30, 2006, by and between ReachLocal, Inc. and Douglas Emmett 2000, LLC, as amended (incorporated by reference to Exhibit 10.03 of the Company’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-163905) filed with the SEC on April 27, 2010)

10.35

Second Amendment to Office Lease, dated as of September 1, 2010, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34749) filed with the Securities and Exchange Commission on November 4, 2010)

10.36

Third Amendment to Office Lease, dated as of July 22, 2011, between Douglas Emmett 2000, LLC, as Landlord and ReachLocal, Inc., as Tenant (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34749) filed with the SEC on November 7, 2011)

10.37

Lease Agreement, dated June 17, 2013, between EPC-IBP 16, LLC and ReachLocal (incorporated by reference to Exhibit 10.01 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34749) filed with the SEC on August 7, 2013)

10.38

Side Letter, dated June 17, 2013, between EPC-IBP 16, LLC and ReachLocal, Inc. (incorporated by reference to Exhibit 10.03 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-34749) filed with the SEC on August 7, 2013)

10.39†

Google Adwords PSP Addendum, dated June 27, 2014, among ReachLocal, Inc. and certain of its affiliates, and Google Inc. and certain of its affiliates (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-34749) filed with the SEC on August 7, 2014)

10.40

Sales Promotion Addendum to Google Adwords PSP Addendum, dated February 2, 2015, among ReachLocal Europe B.V. and Google Ireland Limited (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-34749) filed with the SEC on March 12, 2015)

10.41†

Addendum to Google AdWords PSP Addendum, dated May 4, 2015, among ReachLocal, Inc. and certain of its affiliates, and Google Inc. and certain of its affiliates (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-34749) filed with the SEC on May 7, 2015)

10.42†

Amendment to Google AdWords PSP Addendum, effective June 1, 2015, among ReachLocal, Inc. and certain of its affiliates, and Google Inc. and certain of its affiliates (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-34749) filed with the SEC on August 6, 2015)

10.43†	Amendment to Google AdWords PSP Addendum, effective October 1, 2015, among ReachLocal, Inc. and certain of its affiliates, and Google Inc. and certain of its affiliates

21.1	List of subsidiaries of ReachLocal, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1

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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document

101.LABXBRL	Taxonomy Extension Label Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

 _________________

*	Indicates management contract or compensatory plan, contract or arrangement.

†	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.