Form 10-Q
period 2016-03-31
ReachLocal Inc
filed 2016-05-13
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 11, 2016
Common Stock, $0.00001 par value	30,079,188

PART I

FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

REACHLOCAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$13,001	$18,833
Short-term investments	130	359
Accounts receivable, net of allowance for doubtful accounts of $866 and $803 at March 31, 2016 and December 31, 2015, respectively	6,720	6,278
Prepaid expenses and other current assets	5,768	8,296
Total current assets	25,619	33,766

Property and equipment, net	11,664	13,550
Capitalized software development costs, net	20,159	20,691
Restricted cash – term loan	15,000	15,000
Restricted cash	3,670	3,502
Intangible assets, net	3,776	4,011
Non-marketable investments	9,000	9,000
Other assets	2,594	2,547
Goodwill	20,148	20,129
Total assets	$111,630	$122,196

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$31,457	$33,581
Accrued compensation and benefits	11,179	14,478
Deferred revenue	22,488	22,985
Accrued restructuring	3,829	3,329
Term loan	11,407	8,352
Capital lease	707	698
Other current liabilities	9,055	10,166
Liabilities of discontinued operations	806	804
Total current liabilities	90,928	94,393

Term loan	13,402	16,194
Convertible notes – related party	5,000	5,000
Capital lease	305	484
Deferred rent and other liabilities	8,105	8,111
Total liabilities	117,740	124,182

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Common stock, $0.00001 par value—140,000 shares authorized; 30,075 and 29,639 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Receivable from stockholder	(59)	(55)
Additional paid-in capital	142,375	140,398
Accumulated deficit	(142,236)	(136,084)
Accumulated other comprehensive loss	(6,190)	(6,245)
Total stockholders’ deficit	(6,110)	(1,986)
Total liabilities and stockholders’ deficit	$111,630	$122,196

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$78,709	$99,563
Cost of revenue	43,851	56,217
Operating expenses:
Selling and marketing	23,124	36,283
Product and technology	6,086	7,422
General and administrative	7,878	10,713
Restructuring charges	2,456	1,455
Total operating expenses	39,544	55,873
Operating loss	(4,686)	(12,527)
Loss on deconsolidation of subsidiaries, net	(72)	—
Interest expense	(1,115)	(75)
Other expense, net	(12)	(81)
Loss before income taxes	(5,885)	(12,683)
Income tax provision	267	99
Net loss	$(6,152)	$(12,782)

Net loss per share:
Net loss per share, basic and diluted	$(0.21)	$(0.44)

Weighted average common shares used in the computation of net loss per share:
Basic and diluted	29,808	29,070

 See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,152)	$(12,782)
Other comprehensive income (loss):
Foreign currency translation adjustments	55	134
Comprehensive loss	$(6,097)	$(12,648)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Loss from continuing operations	$(6,152)	$(12,782)
Adjustments to reconcile loss from continuing operations, net of income taxes, to net cash used in operating activities:
Depreciation and amortization	4,533	5,134
Stock-based compensation	1,140	2,146
Restructuring charges	2,456	1,455
Loss on deconsolidation of subsidiary	72	—
(Gain) loss on disposal of fixed assets	(4)	161
Provision for doubtful accounts	384	78
Non-cash interest expense, net	289	2
Changes in operating assets and liabilities:
Accounts receivable	(714)	2,069
Prepaid expenses and other current assets	2,329	(449)
Other assets	4	(498)
Accounts payable	(2,549)	(1,838)
Accrued compensation and benefits	(2,195)	(1,765)
Deferred revenue	(750)	333
Accrued restructuring	(873)	(539)
Deferred rent and other liabilities	(1,369)	1,963
Net cash used in operating activities, continuing operations	(3,399)	(4,530)
Net cash used in operating activities, discontinued operations	—	(59)
Net cash used in operating activities	(3,399)	(4,589)

Cash flows from investing activities:
Additions to property, equipment and software	(2,592)	(4,134)
Proceeds from sales of property and equipment	348	—
Maturities of certificates of deposits and short-term investments	204	700
Purchases of certificates of deposits and short-term investments	—	(42)
Net cash used in investing activities	(2,040)	(3,476)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	6
Principal payments on capital lease obligations	(193)	(191)
Debt issuance costs	—	(50)
Common stock repurchases	(491)	(4)
Net cash used in financing activities	(684)	(239)

Effect of exchange rate changes on cash and cash equivalents	291	(1,731)
Net change in cash and cash equivalents	(5,832)	(10,035)
Cash and cash equivalents—beginning of period	18,833	43,720
Cash and cash equivalents—end of period	$13,001	$33,685

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Overview

ReachLocal, Inc.’s (the “Company”) operations are located in the United States, Canada, Australia, New Zealand, Japan, Germany, the Netherlands, Austria, Brazil, Mexico, and India. The Company’s mission is to provide more customers to local businesses around the world. The Company offers online marketing products and solutions in three categories: digital advertising (including ReachSearch™, ReachRetargeting™, ReachDisplay™, ReachDisplay InAppTM and ReachSocial AdsTM), software (ReachEdge™ and Kickserv™), and web presence (including ReachSEO™, ReachCast™, ReachSite + ReachEdge™, and TotalLiveChat™). The Company delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its direct inside and outside sales force, and select third-party agencies and resellers.

Liquidity and Capital Resources

During 2015, the Company experienced declining revenues primarily as a result of challenging market conditions and worse than expected performance in the Company’s international markets. In order to provide additional liquidity to meet working capital and capital resource requirements, on April 30, 2015, the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) for a $25.0 million term loan. The Company received $24.7 million of net proceeds from the term loan, $15.0 million of which is considered restricted cash required under the terms of the Hercules Loan Agreement. In addition, on December 17, 2015, the Company entered into a convertible note purchase agreement with affiliates of its largest shareholder for issuance of $5.0 million of Convertible Second Lien Subordinated Notes (the “VantagePoint Notes”). The note purchase agreement for the VantagePoint Notes also provides for the sale of up to an additional $5.0 million aggregate principal amount of convertible notes, upon mutual agreement of ReachLocal and VantagePoint and Hercules’ consent.

Under the Hercules Loan Agreement, the Company is due to make monthly interest-only payments on the Hercules term loan through August 1, 2016, though such payments may be extended through November 1, 2016 if the Company remains in continuous compliance with the financial covenants under the Hercules Loan Agreement through July 1, 2016, and no default or event of default has occurred and is continuing on such date. Upon repayment of the Hercules term loan, the Company is also due to make an end-of-term payment to the Lenders equal to $1.5 million, which is accrued as interest based on the effective interest method over the 3-year term of the Hercules Loan Agreement. The Hercules term loan is secured by substantially all of the Company’s personal property, including the Company’s intellectual property. Under the VantagePoint Notes, the Company is due to begin making quarterly interest and principal payments on the VantagePoint Notes on April 15, 2017, subject to a subordination agreement with Hercules.

The Company’s covenants under the Hercules Loan Agreement include restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenants to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. Restrictions also include a maximum net new investment in the Company’s foreign subsidiaries, subject to certain exclusions, of $5.5 million during 2016, $4.0 million annually thereafter, and $18.0 million in the aggregate during the term of the agreement. The Hercules Loan Agreement contains a subjective acceleration clause that can be triggered if the Company experiences a Material Adverse Effect, as defined in the Hercules Loan Agreement. On August 3, 2015, the Company entered into an amendment to the Hercules Loan Agreement, which reduced the Hercules Loan Agreement’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, the Company entered into an amendment to the Hercules Loan Agreement, which waived compliance with the revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, the Company (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from November 9, 2016, instead of April 30, 2016, and (iii) agreed to amend the Hercules Warrant as described in Note 12, Debt and Other Obligations. On March 25, 2016, the Company and certain of its affiliates entered into a Fourth Amendment to the Hercules Loan Agreement which increased the maximum net new investment in the Company’s foreign subsidiaries during 2016 from $4.0 million to $5.5 million. At March 31, 2016, the Company is in compliance with all financial covenants of the Hercules Loan Agreement. On May 13, 2016, the Company entered into a Consent Agreement with Hercules, which provides that from the period of April 30, 2016 through June 15, 2016, as the Company completes its account migration to its new primary commercial bank, the Company need not comply with certain requirements to maintain cash in accounts subject to control agreements in favor of Hercules, provided the Company performs daily cash transfers into specified accounts at the new primary commercial bank.

At March 31, 2016, the Company had cash and cash equivalents of $13.0 million and short-term investments of $0.1 million. At March 31, 2016, the Company had restricted cash in North America related to the minimum cash balance under the terms of the Hercules Loan Agreement of $15.0 million. If the Company achieves positive “Adjusted EBITDA” as defined in the Hercules Loan Agreement, for three consecutive quarters, the minimum cash balance decreases to $12.5 million. The Company achieved positive “Adjusted EBITDA” as defined, during the quarters ended September 30, 2015, December 31, 2015 and March 31, 2016. Therefore, at April 1, 2016, the minimum cash balance obligation under the Hercules Loan Agreement decreased to $12.5 million.

At March 31, 2016, the Company had restricted cash related to certificates of deposits held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for merchant accounts, and cash deposits funded to a restricted account determined on a monthly basis in accordance with its employee health care self-insurance plan in the amount of $3.7 million, of which, $0.2 million relate to the employee health care self-insurance plan. The Company’s current liabilities exceeded its current assets by $65.3 million at March 31, 2016, and incurred an operating loss of $4.7 million for the quarter then ended. To date, the Company has experienced no loss of its invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk. The Company cannot, however, provide any assurances that access to its invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

 The Company believes that it will be able to maintain compliance with the Hercules Loan Agreement’s minimum cash balance requirement through the loan term. As the Company has remained in continuous compliance with the financial covenants under the Hercules Loan Agreement through April 1, 2016, and no event of default has occurred, the Company has extended its interest-only payments through August 1, 2016. The Company also believes that it will extend its interest-only payments through November 1, 2016 by maintaining continuous compliance and not experiencing a default or event of default through July 1, 2016. In addition, the Company believes that it will be able to maintain compliance with the other financial covenants contained in the Hercules Loan Agreement through 2016 as a result of its implemented cost and capital expenditure control measures. The Company has achieved the revenue and earnings targets under the Hercules Loan Agreement for the quarter ended March 31, 2016 and the Company believes that it will be able to achieve the revenue and earnings targets for the remainder of 2016 under the Hercules Loan Agreement, which equal 90% of the revenue estimated in the Company’s 2016 operating plan and 70% and 80% of the earnings estimated for the first and second six months, respectively, in the Company’s 2016 operating plan.

To meet the Company’s liquidity needs, management expects to minimize increases in personnel until the Company’s business performance has improved and supports additional costs. However, the Company may need to implement further cost reductions in its operating expenses to maintain a sufficient cash balance to fund its operations and maintain compliance with the minimum cash balance requirement and maximum foreign investment restriction under the Hercules Loan Agreement. Should it become necessary, the Company would implement additional cost reductions primarily through forgoing certain discretionary compensation increases, and further constraining identified non-critical product investments, and marketing and other costs, including reductions in personnel related to those activities. These identified potential actions, commencing as soon as May 2016, comprise a developed plan to reduce such costs by $4.6 million, net of implementation costs. In addition, the Company would consider borrowing up to an additional $5.0 million under the current VantagePoint notes purchase agreement, however such borrowings would be subject to VantagePoint’s willingness to lend and Hercules’ consent. The Company will continue to evaluate the extent and effectiveness of its cost-saving measures and monitor expenses compared to revenue and intends to implement additional cost reductions in future periods if and as circumstances warrant. However, there can be no assurance that these actions will be successful or that further adverse events outside of the Company’s control may arise that would result in the Company’s inability to comply with the Hercules Loan Agreement’s covenants. If an event of default were to occur, the Company may be required to obtain a further amendment or a waiver to the Hercules Loan Agreement, refinance the term loan, divest non-core assets or operations and/or obtain additional equity or debt financing. If the Company was unable to obtain such a waiver or amendment, or consummate such a transaction, the administrative agent could exercise remedies against the Company and the collateral securing the term loan, including potential foreclosure against the Company’s assets securing the Hercules Loan Agreement, including the Company’s cash. Further, the VantagePoint Notes and Hercules Loan Agreement contain cross-default provisions whereby a default under one agreement would likely result in a cross default under the other agreement. The occurrence of a default under any of these borrowing arrangements would permit the applicable creditors to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Condensed Consolidated Balance Sheet as of December 31, 2015 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures included in those audited consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2016, the Company’s results of operations for the three months ended March 31, 2016 and 2015 and the Company’s cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. All references to the three months ended March 31, 2016 and 2015 in the notes to the condensed consolidated financial statements are unaudited.

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

Cash and Cash Equivalents

The Company reports all highly liquid short-term investments with original maturities of three months or less at the time of purchase as cash equivalents. As of March 31, 2016 and December 31, 2015, cash equivalents consist of demand deposits and money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash—Term Loan

Under the terms of the Hercules Loan Agreement the Company is required to maintain, at all times, cash in North America of at least $15.0 million, unless the Company achieves positive “Adjusted EBITDA” as defined in the Loan Agreement for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. At April 1, 2016, the Company had achieved positive “Adjusted EBITDA” as defined for three consecutive quarters and therefore the restricted cash balance required under the Hercules Loan Agreement decreased to $12.5 million. Restricted cash—term loan represents the required minimum compensating balance to secure the term loan. See Note 12, Debt and Other Obligations, for more information.

 Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for the Company’s merchant accounts, and cash deposits in a restricted account in accordance with the Company’s employee health care self-insurance plan. The letters of credit will lapse at the end of the respective lease terms through 2024 and the certificates of deposit automatically renew for successive one-year periods over the duration of the lease term. The restrictions related to merchant accounts and the Company’s self-insurance plan will lapse upon termination of the respective underlying arrangements. At March 31, 2016 and December 31, 2015, the Company had restricted cash in the amount of $3.7 million and $3.5 million, respectively, of which, $0.2 million, related to the employee health care self-insurance plan.

Concentrations of Credit Risk

During March 2016, the Company commenced a process to transition its two primary financial service providers of commercial banking services and merchant services for its credit and debit card processing in North America to new providers. The Company does not expect a significant impact to its financial position, results of operations or cash flows in North America as a result of the transition which is expected to be completed by May 2016.

Non-Cash Stock Bonus Plan

50% of the Company’s annual corporate bonus plan is settled in fully vested restricted stock units for certain executives and senior level employees. The Company determined that bonus expense incurred under this plan should be presented as a liability, and recognized as an expense equal to the estimated dollar value of the awards upon settlement from the period of service inception date through the grant date.

Recent Accounting Pronouncements Adopted in 2016

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an acquirer to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update were effective for the Company on January 1, 2016. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. The adoption of this standard did not have an impact on the Company’s financial statements. The Company will apply this update prospectively, as appropriate.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software. The amendments in this update provide guidance to customers of cloud computing providers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company assessed its accounting treatment in its capacity as a cloud computing customer and has determined that no adjustments to the financial statements are necessary. The Company will apply this update going forward, as appropriate.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update were effective for the Company as of January 1, 2016. In accordance with the adoption of this standard, the Company evaluated its non-marketable investments, comprised of a 7.2% equity interest in a privately held limited partnership that is one of its service providers, and a 14.2% equity interest in SERVIZ, Inc. (“Serviz”), the entity that acquired its former ClubLocal business.  Under the amended guidance, the limited partnership interest became a VIE as the limited partners do not have substantive participating rights or kick-out rights (including liquidation rights) over the general partner.  As an early-stage company, Serviz was considered a VIE as it may not have sufficient equity to finance its activities without additional financial support.  The Company is not the primary beneficiary of its non-marketable investments as it does not have: (1) the power to direct the activities that most significantly impact their economic performance or (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant, due to a lack of voting rights or decision-making authority, rights to receive residual returns, or obligations to provide additional financial support with either entity.  Adoption of the standard did not change the Company’s determination that the non-marketable investments do not require consolidation and did not have an impact on the Company’s financial statements. The Company will apply this update going forward, as appropriate.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update were effective for the Company as of January 1, 2016. Earlier adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The adoption of this standard did not have an impact on the Company’s financial statements. No prior periods were retrospectively adjusted. The Company will apply this update going forward, as appropriate.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation. The amendments in this update simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for the Company as of January 1, 2017. Early adoption is permitted. The Company is currently assessing the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures. The amendments in this update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this update are effective for the Company as of January 1, 2017. Early adoption is permitted. An entity should apply the amendments in this update prospectively. The Company is currently assessing the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this update are effective for the Company as of January 1, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company is currently assessing the impact of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this update supersedes the guidance in former ASC 840, Leases with ASC 842, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The amendments in this update are effective for the Company as of January 1, 2019. Early application of this update is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is currently assessing the impact of this update on its consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at March 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$13,001	$13,001	$—	$—
Restricted cash—term loan	$15,000	$15,000	$—	$—
Short-term investments	$130	$130	$—	$—
Restricted cash	$3,670	$—	$3,670	$—

		Basis of Fair Value Measurement
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$18,833	$18,833	$—	$—
Restricted cash-term loan	$15,000	15,000	$—	$—
Short-term investments	$359	$359	$—	$—
Restricted cash	$3,502	$—	$3,502	$—

The Company’s restricted cash is valued using pricing sources and models utilizing market observable inputs, as provided to the Company by its broker.

The Company also has an investment in a privately held partnership that is one of its service providers. During March 2013, the Company invested $2.5 million for a 4% equity interest in the service provider, and in March 2014, the Company invested $2.0 million for an additional 3.2% equity interest. The Company does not have significant influence over the entity. In addition, the Company has an equity interest of 14.2% in SERVIZ, Inc., the entity that acquired its former ClubLocal business and does not have significant influence over the entity. The carrying amounts of the Company’s cost method investments were each $4.5 million at March 31, 2016 and December 31, 2015, and are included in non-marketable investments in the accompanying condensed consolidated balance sheet. The Company’s maximum financial exposure to loss is limited to its cost based investments.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company carries its financial instruments at fair value with the exception of its debt. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	Three Months Ended March 31, 2016
	Carrying Amount	Estimated Fair Value
(in thousands)
Term loan	$24,809	$24,500
Convertible notes- related party	$5,000	$4,400

	Year Ended December 31, 2015
	Carrying Amount	Estimated Fair Value
(in thousands)
Term loan	$24,546	$24,500
Convertible notes- related party	$5,000	$4,600

The Company’s debt relates to its Hercules Loan Agreement and VantagePoint Notes. The term loan and notes are considered Level 3 under ASC 820 because there is no known or accessible market or market indices for these debt instruments to be traded or exchanged. The fair value of each of the Hercules Loan Agreement and the VantagePoint Notes was determined by discounting its respective cash flows expected to be paid using a discount rate commensurate with the risk, including market participant assumptions about current interest rates and the creditworthiness of the Company. The fair value of the Hercules Loan Agreement includes the discounts attributable to issuance costs as well as the end-of-term payment. The fair value of the VantagePoint Notes includes an estimated value of the embedded conversion feature based on its contractual terms as well as the trading information of the Company’s common stock into which the notes are convertible.

During 2015, the Company recognized a $27.8 million goodwill impairment charge related to the Company’s Asia Pacific reporting unit. The Company recognized an impairment charge to write-down the goodwill to its fair value. The Company utilized unobservable inputs in determining the magnitude of the non-recurring impairment representing level 3 inputs in the fair value hierarchy.

 4. Acquisitions

Acquisition of Kickserv

On November 21, 2014, the Company acquired Kickserv, Inc. (“Kickserv”) as part of the Company’s continued effort to expand its product offerings. Kickserv is a provider of cloud-based business management software for service businesses. The purchase price consisted of $6.75 million of initial consideration, subject to a holdback and certain adjustments, and up to $4.0 million of earn-out consideration. At closing, the Company paid $5.3 million in cash with the remaining balance of the initial purchase price ($1.35 million) payable on the 18-month anniversary of the closing date, subject to certain conditions.

Acquisition of SureFire

On March 21, 2014, ReachLocal New Zealand Limited (“RL NZ”) acquired certain assets and hired certain employees of SureFire Search Limited (“SureFire”) as part of the Company’s international expansion plan. From 2010 until the acquisition, SureFire was the Company’s exclusive reseller in New Zealand. At closing, RL NZ paid NZ$1.7 million ($1.5 million) in cash of the estimated NZ$2.8 million ($2.4 million) purchase price. The remaining balance of the estimated purchase price was deferred subject to meeting revenue targets and an indemnity holdback, payable, if at all, after the 12-month anniversary of the closing date, and the 12- and 18-month anniversaries of the closing date, respectively. The fair value of the indemnity holdback at the date of acquisition was NZ$0.4 million ($0.3 million). On April 10, 2015, RL NZ paid NZ$0.6 million ($0.4 million), which included NZ$0.4 million ($0.3 million) of earn-out consideration and NZ$0.3 million ($0.2 million) for the 12-month indemnity holdback release, offset by a NZ$0.2 million ($0.1 million) net working capital adjustment in the Company’s favor. On September 18, 2015, RL NZ made the final payment of $0.1 million for the indemnity holdback.

5. Goodwill and Finite-Lived Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows (in thousands):

	North America	Asia-Pacific	Total
Balance at December 31, 2014	$13,680	$34,509	$48,189
Accumulated impairment loss	—	(27,800)	(27,800)
Foreign currency translation	—	(260)	(260)
Balance at December 31, 2015	13,680	6,449	20,129
Foreign currency translation	—	19	19
Balance at March 31 2016	$13,680	$6,468	$20,148

The Company tests the goodwill of its reporting units for impairment annually on the first day of the fourth quarter, and whenever events occur or circumstances change that would more likely than not indicate that the goodwill might be impaired.

During 2015, due to a decline in internal projections for the Asia-Pacific reporting unit for both revenue and profitability as a result of declines in financial performance, the Company determined that sufficient indicators of potential impairment existed to require an interim quantitative goodwill impairment test for the Asia-Pacific reporting unit. Based on the Company’s revised forecasts, the carrying value of goodwill exceeded the implied fair value of goodwill for the Asia-Pacific reporting unit and as a result, the Company recorded an impairment charge of $27.8 million. Subsequent to the interim impairment test, due to further declines in the Company’s market capitalization and consideration of exiting the U.K. market, the Company determined that sufficient indicators existed to perform an additional interim quantitative goodwill impairment assessment of the North America and Asia-Pacific reporting units. Based on the assessment, it was determined that the estimated fair value of both reporting units substantially exceeded its carrying amount, including goodwill. Accordingly, no further impairment charge was recorded. During the three months ended March 31, 2016, no events have occurred or circumstances have changed to indicate that goodwill might be impaired.

Finite-Lived Intangible Assets

At March 31, 2016 and December 31, 2015, finite-lived intangible assets consisted of the following (in thousands):

	March 31, 2016
	Useful Life (years)			Gross Value	Accumulated Amortization	Net
Developed technology	3	-	8	$5,490	$3,014	$2,476
Customer contracts and relationships	2	-	4	1,744	937	807
Trade names		10		570	77	493
Total				$7,804	$4,028	$3,776

	December 31, 2015
	Useful Life (years)			Gross Value	Accumulated Amortization	Net
Developed technology	3	-	8	$5,490	$2,920	$2,570
Customer contracts and relationships	2	-	4	1,733	799	934
Trade names		10		570	63	507
Total				$7,793	$3,782	$4,011

Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Years Ending December 31,
Remaining 2016	$725
2017	682
2018	584
2019	431
2020	431
Thereafter	923
Total	$3,776

For the three months ended March 31, 2016 and 2015, amortization expense related to acquired intangible assets was $0.2 million and $0.5 million, respectively

 6. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Capitalized software development costs	$70,060	$67,610
Accumulated amortization	(49,901)	(46,919)
Capitalized software development costs, net	$20,159	$20,691

For the three months ended March 31, 2016 and 2015, the Company recorded amortization expense of $2.8 million and $2.8 million, respectively. At March 31, 2016 and December 31, 2015, $3.9 million and $2.9 million, respectively, of capitalized software development costs were related to projects still in process.

7. Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company believes that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

Other Commitments

The Company engaged a third party facilitator to provide direct support in the execution of its 2015 Restructuring Plan. The final payment to the facilitator was made in January 2016. See Note 10, Restructuring Charges, for more information.

8. Stockholder’s Equity

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

9. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	6,548	$5.05
Granted	1,397	$1.95
Exercised	—	$—
Forfeited	(195)	$6.40
Outstanding at March 31, 2016	7,750	$4.45	6.3	$199

Vested and exercisable at March 31, 2016	1,954	$7.30	5.2	$36

Unvested at March 31, 2016, net of estimated forfeitures	5,795	$3.50	6.6	$163

      The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Expected dividend yield	0%	0%
Risk-free interest rate	1.22%	1.50%
Expected life (in years)	4.75	4.75
Expected volatility	69.27%	56%
Weighted average fair value per share	$1.10	$2.92

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2015, was $0.1 million. There were no stock options exercised during the three months ended March 31, 2016.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	335	$5.37
Granted	712	$1.79
Forfeited	(12)	$11.82
Vested	(685)	$2.04
Unvested at March 31, 2016	350	$4.68

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation	$1,222	$2,265
Less: Capitalized stock-based compensation	82	119
Stock-based compensation expense, net	$1,140	$2,146

Stock-based compensation, net of capitalization, is included in the accompanying condensed consolidated statements of operations within the following captions (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense, net
Cost of revenue	$50	$156
Selling and marketing	201	482
Product and technology	62	168
General and administrative	827	1,340
	$1,140	$2,146

 At March 31, 2016, there was $10.4 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.47 years. Future stock-based compensation expense for these awards may differ to the extent actual forfeitures vary from management estimates.

Commencing in 2015, 50% of the Company’s annual corporate bonus plan for certain executives and senior level employees is being settled with fully vested restricted stock units, and is payable in the first quarter of the following fiscal year. The plan does not limit the number of shares that can be issued to settle the obligation. On February 26, 2016, 414,239 shares (net 258,255 shares withheld to satisfy tax withholding obligations) were issued to satisfy the 2015 annual corporate bonus plan. For the three months ended March 31, 2016, the Company has recognized stock-based compensation expense related to the 2016 plan of $32,000. As of March 31, 2016, approximately 696,500 shares would be required to satisfy the obligation relating to the 2016 annual corporate bonus plan.

 Stock Option Exchange

On January 9, 2015, an option exchange was completed that allowed employee option holders to surrender certain outstanding stock options for cancellation in exchange for the grant of new replacement options to purchase an equal number of shares having an exercise price equal to the greater of $6.00 and the fair market value of the Company’s common stock on the replacement date grant. Total options covering 2.8 million shares were exchanged. The Company is amortizing the incremental expense of $1.5 million in addition to the remaining expense attributable to the exchanged awards over the vesting period of the new awards.

10. Restructuring Charges

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy, improve operating efficiency and implement cost savings, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers.

2015 Restructuring Plan

In accordance with the Company’s ongoing efforts to reduce expenses and improve the operating performance of its business, the Company commenced its 2015 Restructuring Plan. The initiative is focused on enhancing earnings through an analysis of opportunities to both improve revenue performance and reduce costs. Operational efficiency improvements under the 2015 Restructuring Plan are identified and implemented through strategic realignment and targeted cost reductions, including workforce costs, facility-related expenditures and other operating expenses. The charges incurred during the three months ended March 31, 2016 primarily involved down-sizing certain facilities in North America, costs to utilize a third party facilitator to aid execution of the plan and reductions of the Company’s international workforces. The Company expects to have continued restructuring activity under this plan that is estimated to be incurred through the fourth quarter of 2016.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures and Equipment Write-downs	Other Associated Costs	Total
Balance at December 31, 2015	$586	$606	$344	$1,536
Amounts accrued	164	1,930	—	2,094
Amounts (paid) received	(603)	34	(278)	(847)
Accretion	—	(65)	—	(65)
Non-cash items	(2)	(654)	—	(656)

Balance at March 31, 2016	$145	$1,851	$66	$2,062

In addition to the amount paid above, the Company also has a prepaid balance for restructuring as of March 31, 2016, of $0.4 million included in “Prepaid expenses and other current assets” on the consolidated balance sheet, which will be amortized through the second quarter of 2016.

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

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the consolidated balance sheet is as follows (in thousands):

	Facility Closures and Equipment Write-downs	Total
Balance at December 31, 2015	$1,793	$1,793
Amounts paid	(26)	(26)
Balance at March 31, 2016	$1,767	$1,767

The Company expects the facility closures and equipment write-downs to be paid through the third quarter of 2024.

11. Gain (loss) on Deconsolidation of Subsidiary

On December 16, 2015, RL UK entered administration to allow for an orderly exit from the market. Upon entering administration, the Company no longer held a controlling interest, and therefore deconsolidated the subsidiary. As a result, the Company recorded a gain of $2.9 million during the fourth quarter of 2015. During the three months ended March 31, 2016, the Company recorded a loss of $72,000 related to residual expenses associated with the deconsolidation, which is included in Loss on deconsolidation of subsidiary, net in the Company’s condensed consolidated statement of operations.

12. Debt and Other Obligations

Hercules Term Loan

On April 30, 2015, the Company entered into the Hercules Loan Agreement with its direct and indirect domestic subsidiaries, as co-borrowers, Hercules Technology Growth Capital, Inc. (“Hercules”), as administrative agent, and the lenders party thereto from time to time (the “Lenders”), including Hercules, pursuant to which the Lenders agreed to make a term loan available to the Company for working capital and general business purposes, in a principal amount of $25.0 million. The term loan has an annual interest rate equal to the greater of (i) 11.75% and (ii) the sum of (a) the prime rate, plus (b) 8.50%. During December 2015, the annual interest rate increased from 11.75% to 12.00% and remained 12.00% at March 31, 2016. On the closing date the Company paid a fee of $0.3 million, which is to be credited against the final payment, and debt issuance costs of $0.2 million. Debt issuance costs will be amortized over the life of the loan of 3 years and calculated using the effective interest method.

Under the Hercules Loan Agreement, the Company is due to make monthly interest-only payments on the Hercules term loan through May 1, 2016, though such payments may be extended through August 1, 2016 and November 1, 2016 if the Company remains in continuous compliance with the financial covenants under the Hercules Loan Agreement through April 1, 2016 and July 1, 2016, respectively, and no default or event of default has occurred and is continuing on such dates. As the Company has remained in continuous compliance with the financial covenants under the Hercules Loan Agreement through April 1, 2016, and no event of default has occurred, the interest-only payments have been extended through August 1, 2016. The term loan will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest to the Lenders in consecutive monthly installments following the end of such interest-only period. The term loan will mature on July 1, 2018 or, if the interest-only payments are extended through November 1, 2016, the term loan will mature October 1, 2018. Upon repayment of the Hercules term loan, the Company is also due to make an end-of-term payment to the Lenders equal to $1.5 million, which is accrued as interest based on the effective interest method over the 3-year term of the Hercules Loan Agreement. The Hercules term loan is secured by substantially all of the Company’s personal property, including its intellectual property.

At the Company’s option, the outstanding principal balance of the term loan may be prepaid in whole, or in part in a minimum amount of $2.5 million, subject to a prepayment fee of 3% of any amount prepaid if the prepayment occurs on or prior to November 9, 2016, or 2% of the amount prepaid if the prepayment occurs after November 9, 2016 but on or prior to November 9, 2017. If the prepayment occurs after November 9, 2017, there is no prepayment fee.

The Company’s covenants under the Hercules Loan Agreement include restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenants to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. Restrictions also include a maximum net new investment in the Company’s foreign subsidiaries, subject to certain exclusions, of $5.5 million during 2016, $4.0 million annually thereafter, and $18.0 million in the aggregate during the term of the agreement. Under the Hercules Loan Agreement, the Company has agreed to maintain minimum cash in North America in an amount equal to $15.0 million at all times, unless the Company achieves positive “Adjusted EBITDA” as defined in the Hercules Loan Agreement for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. The Company achieved positive “Adjusted EBITDA” as defined, during the quarters ended September 30, 2015, December 31, 2015, and March 31, 2016. Therefore at April 1, 2016, the minimum cash balance required under the Hercules Loan Agreement decreased to $12.5 million. The Hercules Loan Agreement includes events of default, the occurrence and continuation of which provide Hercules, as administrative agent, with the right to exercise remedies against the Company and the collateral securing the term loan, including potential foreclosure against the Company’s assets securing the Hercules Loan Agreement, including the Company’s cash. The Hercules Loan Agreement contains a subjective acceleration clause that can be triggered if the Company experiences a Material Adverse Effect, as defined in the Hercules Loan Agreement.

On August 3, 2015, the Company entered into an amendment to the Hercules Loan Agreement, which reduced the term loan’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, the Company entered into a second amendment to the Hercules Loan Agreement, which waived compliance with the term loan’s revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, the Company (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from the November 9, 2015, instead of April 30, 2016, and (iii) agreed to amend the Hercules warrant as described below. On December 17, 2015 the Company entered into the third amendment to the Hercules Loan Agreement, which reduced the amount of restricted cash the Company is required to maintain in North America from $17.5 million to $15.0 million and which amount will further be reduced to $12.5 million if the Company achieves positive “Adjusted EBITDA” as defined in the loan agreement. On March 25. 2016, the Company and certain of its affiliates entered into a Fourth Amendment to the Hercules Loan Agreement which increased the maximum net new investment in the Company’s foreign subsidiaries during 2016 from $4.0 million to $5.5 million. The Company is in compliance with all of the Hercules Loan Agreement’s covenants at March 31, 2016. On May 13, 2016, the Company entered into a Consent Agreement with Hercules, which provides that from the period of April 30, 2016 through June 15, 2016, as the Company completes its account migration to its new primary commercial bank, the Company need not comply with certain requirements to maintain cash in accounts subject to control agreements in favor of Hercules, provided the Company performs daily cash transfers into specified accounts at the new primary commercial bank.

Hercules Warrant

Concurrently with entrance into the Hercules Loan Agreement, the Company issued to Hercules, as the sole lender on the closing date, a warrant to purchase up to 177,304 shares of the Company’s common stock at an exercise price of $2.82 per share. In connection with the November 9, 2015 Hercules Loan Agreement amendment, the Company agreed to amend the warrant to increase the number of shares to 300,000 and reduce the exercise price to $0.85. The warrant is exercisable in full and not in part. In addition, if upon the sale of all shares issued upon exercise of the warrant, or in the case of a merger or sale transaction involving other securities in whole or in part upon the sale of such securities, the absolute return on the warrant exceeds $2.55 per share underlying the warrant, the warrant holder will pay the Company the excess in cash. The warrant may be exercised either for cash or on a cashless basis. The warrant expires April 30, 2022. The Company estimated the fair value of the warrant to be $0.3 million based on its relative fair value to the term loan using a Black-Sholes pricing model and accounted for the warrant as a discount on the carrying amount of the term loan and a component of additional paid-in capital. The fair value of the warrant will be amortized in the statement of operations as a component of interest expense.

VantagePoint Convertible Notes (Related Party)

On December 17, 2015, the Company entered into a convertible note purchase agreement with affiliates of the Company’s largest shareholder, VantagePoint, for issuance of $5.0 million of VantagePoint Notes. The note purchase agreement also provides for the sale of up to an additional $5.0 million aggregate principal amount of convertible notes, upon mutual agreement of ReachLocal and VantagePoint (and Hercules’ consent). The notes bear an annual interest rate of 4%, compounded quarterly. The Company is required to begin making quarterly interest and principal payments commencing on April 15, 2017, subject to a subordination agreement with Hercules. The VantagePoint Notes mature on April 15, 2018, and all principal and unpaid interest is due at that time. The holders of the VantagePoint Notes have the right to convert any portion of the VantagePoint Notes into shares of ReachLocal common stock, par value $0.00001 per share, at an initial conversion rate of 200 shares of common stock per $1,000 principal amount of VantagePoint Notes, which represents an initial conversion price of $5.00 per share. The conversion rate is subject to customary anti-dilution adjustments for stock dividends, splits and combinations, certain distributions on the common stock, including cash dividends, spin-offs and certain tender or exchange offers for the common stock. An event of default, as defined in the agreement, may result in the acceleration of the maturity of the notes. The VantagePoint Notes are included in convertible notes – related party in the accompanying consolidated balance sheet.

On February 4, 2016, the Company entered into an amendment to the VantagePoint Notes. The amendment provides that, except in certain circumstances, the convertibility of the VantagePoint Notes is limited such that conversion may not result in the holders collectively acquiring beneficial ownership of more than 1.9% of the Company’s outstanding shares of common stock during any 12-month period.

VantagePoint and its affiliates beneficially own approximately 42% of the Company’s common stock and VantagePoint’s Chief Executive Officer and Managing Partner, is a member of the Company’s Board of Directors.

The VantagePoint Notes and Hercules Loan Agreement contain cross-default provisions under which a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the applicable note holders or the lenders under the term loan to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

 13. Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the quarter ended March 31, 2016, the Company recorded a provision for income taxes totaling $0.3 million on a pre-tax loss totaling $5.9 million, compared to a provision for income taxes of $0.1 million on a pre-tax loss totaling $12.7 million for the quarter ended March 31, 2015. The Company’s tax provision notwithstanding pre-tax losses is due to its full valuation allowance against its net deferred tax assets in the US and certain foreign jurisdictions. Generally, a full valuation allowance will result in a zero net tax provision, since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the income tax provision for the period ended March 31, 2016 relates primarily to income taxes in the Company’s state and foreign jurisdictions and a non-cash income tax liability related to tax deductible goodwill that cannot be considered when determining a need for a valuation allowance.

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

14. Net Loss Per Share

 Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. Basic income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) from continuing operations per share is computed by dividing income (loss) from continuing operations for the period by the weighted average number of common and potentially dilutive securities outstanding during the period, to the extent such shares are dilutive. The Company had a loss from continuing operations for the three months ended March 31, 2016 and 2015, and therefore the number of diluted shares was equal to the number of basic shares for the period.

The following potentially dilutive securities have been excluded from the calculation of diluted net income (loss) per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended March 31,
	2016	2015
Restricted stock units and unvested restricted stock	331	816
Stock options, convertible notes, and warrant	7,886	6,243
	8,217	7,059

The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Loss from continuing operations	$(6,152)	$(12,782)
Denominator:
Weighted average common shares used in computation of loss per share	29,808	29,070

Loss per share, basic and diluted	$(0.21)	$(0.44)

15. Segment Information

The Company operates in one operating segment. The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of evaluating financial performance and allocating resources.

16. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow disclosures (in thousands):

	Three Months Ended March 31,
	2016	2015
Non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$82	$119
Unpaid purchases of property and equipment	$5	$114
Assets acquired under capital leases	$—	$(157)

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

Overview

ReachLocal’s mission is to provide more customers to local businesses. We began in 2004 with the goal of helping local businesses move their advertising spend from traditional media and yellow pages to online search. While we have sold to a variety of local businesses and will continue to do so, our present focus is on small to medium-sized businesses (SMBs) and in particular, what we refer to as Premium SMBs. A Premium SMB generally has 10 to 30 employees, $1 to $10 million in annual revenue and spends approximately $40,000 annually on marketing. Premium SMBs have become increasingly sophisticated in their understanding of online marketing. However, we believe that Premium SMBs have not changed their desire for a single, unified solution to their marketing needs. Our goal is to provide a total digital marketing solution that will address Premium SMBs’ online marketing needs. Our total digital marketing solution consists of products and solutions in three categories: digital advertising (including ReachSearch™, ReachDisplay™, ReachDisplay InAppTM, ReachRetargeting™ and ReachSocial Ads™), web presence (including ReachSite+ReachEdge™, ReachSEO™, ReachCast™, ReachListings™ and TotalLiveChat™), and software (ReachEdge™ and Kickserv™).

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

To complement our online advertising solutions, we have also launched a number of web presence solutions. These solutions include websites, search engine optimization (SEO), social, chat, listings and other products and solutions, all focused on expanding and leveraging our clients’ web presence. Often these products are designed to work in concert with our digital advertising products with a goal of enhancing the return to our clients. These products are generally available in North America and available in certain of our international markets.

We also recognize that even successfully driving leads to our clients does not represent a complete solution to local businesses’ online marketing needs. In 2013 we expanded into lead conversion software with the introduction of ReachEdge in order to move beyond being a media-driven lead generation business to offering integrated solutions for our clients. ReachEdge is marketing automation and lead conversion software and includes tools for capturing web traffic information and converting leads into new customers. Initially, ReachEdge only came bundled with a responsive website. However, beginning in the first quarter of 2015, clients have been able to license ReachEdge’s lead conversion software without having to also purchase a website, allowing us to sell ReachEdge to local businesses that do not need a new website or who purchase their website from another provider.

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

In North America, we sell our products and solutions directly, principally through our outside sales force and in certain situations, an inside sales force, in what we refer to as our Direct Local channel. Our sales personnel (primarily referred to as Digital Marketing Consultants or DMCs) both generate the sale and manage the client relationship. Each DMC is paired with a Marketing Expert (or ME) who provides day-to-day campaign management. We believe that this approach enables the DMC to focus primarily on selling and managing client relationships, while the client benefits from the support and expertise of dedicated MEs. We also have certain veteran salespeople that we refer to as IMCs who have more discretion to manage their client relationships and campaigns. Our international markets generally operate under a modified version of the North American model, as adapted for local market and product availability differences.

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

The following table shows certain key operating metrics as of March 31, 2016 and 2015:

	March 31,
	2016	2015	% Change
Active Clients (1)	16,400	20,200	(18.8)%
Active Product Units (2)	27,200	30,700	(11.4)%

(1)	See “Results of Operations” for our definition of Active Clients.
(2)	See “Results of Operations” for our definition of Active Product Units.

We track the number of Active Clients and Active Product Units to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization, and other personnel and resources.

The decrease in the number of Active Clients and Active Product Units compared to the same period in 2015, is primarily due to an overall decrease in salespeople in both Direct Local and NBAR channels as we decreased the size of our sales force in an effort to focus on more productive salespeople, partially offset by increased client retention in the NBAR channel and an increase in productivity. Active Clients and Active Product Units decreased by 6.3% and 2.5%, respectively, compared to the period ended December 31, 2015 primarily due to the exit from direct sales in the U.K. during December 2015, offset by an increase in client retention and productivity.

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

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges, with payment generally due in 30 days. Revenue from the licensing of our products is recognized on a straight line basis over the applicable license or service period. There were $4.8 million and $4.0 million of accounts receivable related to our Direct Local channel at March 31, 2016 and December 31, 2015, respectively.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $2.8 million and $3.3 million of accounts receivable related to our National Brands, Agencies and Resellers at March 31, 2016 and December 31, 2015, respectively.

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

In addition, cost of revenue includes costs to manage and operate our various solutions and technology infrastructure, other than costs associated with our sales force, which are reflected as selling and marketing expenses. Cost of revenue includes salaries, benefits, bonuses and stock-based compensation for our MEs and related staff, who manage client accounts and provide client-facing support, and allocated overhead such as depreciation expense, rent and utilities. Cost of revenue also includes the amortization and impairment charges (as applicable) on acquired technology, customer relationships and trade names.

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

There have been no material changes to our critical accounting policies. For further information on our critical and significant accounting policies, see our 2015 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
(in thousands)
Revenue	$78,709	$99,563
Cost of revenue (1)	43,851	56,217
Operating expenses:
Selling and marketing (1)	23,124	36,283
Product and technology (1)	6,086	7,422
General and administrative (1)	7,878	10,713
Restructuring charges	2,456	1,455
Total operating expenses	39,544	55,873
Operating loss	(4,686)	(12,527)
Loss on deconsolidation, net	(72)	—
Interest expense	(1,115)	(75)
Other expense, net	(12)	(81)
Loss before income taxes	(5,885)	(12,683)
Income tax provision	267	99
Net loss	$(6,152)	$(12,782)

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation:
Cost of revenue	$50	$156
Selling and marketing	201	482
Product and technology	62	168
General and administrative	827	1,340
	$1,140	$2,146

Depreciation and amortization:
Cost of revenue	$159	$132
Selling and marketing	563	833
Product and technology	3,274	3,707
General and administrative	537	462
	$4,533	$5,134

Revenue

	Three Months Ended March 31,
	2016	2015	2016-2015 % Change
(in thousands)
North America (1)
Direct Local	$41,235	$45,926	(10.2)%
National Brands, Agencies and Resellers	14,337	17,573	(18.4)%
Total revenue	$55,572	$63,499	(12.5)%

	Three Months Ended March 31,
	2016	2015	2016-2015 % Change
(in thousands)
International
Direct Local	$19,524	$32,809	(40.5)%
National Brands, Agencies and Resellers	3,613	3,255	11.0%
Total revenue	$23,137	$36,064	(35.8)%

Total revenue	$78,709	$99,563	(20.9)%

	March 31,
	2016	2015	2016-2015 % Change
At period end:
Active Clients (2)	16,400	20,200	(18.8)%
Active Product Units (3)	27,200	30,700	(11.4)%

(1)	North America includes the United States and Canada. International includes all other countries.

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

North America revenue decreased by $7.9 million for the three months ended March 31, 2016, compared to the same period in 2015. North America Direct Local revenue declined $4.7 million due to smaller client bases entering the period and fewer new client acquisitions during the period due to a more difficult selling environment and fewer salespeople as we decreased the size of our salesforce in an effort to focus on more productive salespeople, partially offset by improvements in client retention and growth in client budgets. The average productivity of our current sales force improved compared to the prior-year period, but did not improve enough to offset client cancellations and fewer salespeople. North America National Brands, Agencies and Resellers revenue decreased by $3.2 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to a smaller client base entering the current period and decreased new customer acquisitions, partially offset by an increase in client retention.

International revenue decreased by $12.9 million for the three months ended March 31, 2016, compared to the same period in 2015. The decrease was primarily due to a $13.3 million decline in International Direct Local revenue, $6.5 million of which related to the exit from direct sales in the U.K. during the fourth quarter of 2015, with the remaining $6.8 million decrease due to a decrease in new customer acquisitions due to fewer salespeople. On a constant currency basis, International Direct Local revenue decreased by $11.7 million. International National Brands, Agencies and Resellers revenue increased slightly during the three months ended March 31, 2016, compared to the same period in 2015, primarily due to an increase in client retention.

Cost of Revenue

	Three Months Ended March 31,
	2016	2015	2016-2015 % Change
(in thousands)
Cost of revenue	$43,851	$56,217	(22.0)%
As a percentage of revenue:	55.7%	56.5%

The decrease in our cost of revenue as a percentage of revenue for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to improved margins on our ReachSearch product and a shift in product mix to our ReachSEO product and lead conversion software, which have higher margins.

Publisher rebates as a percentage of revenue decreased to 0.4% of revenue during the three months ended March 31, 2016, compared to 0.6% during the same period in the prior year due to decreased performance against our publisher agreement targets.

Our gross margins will be affected in the future by the availability and amount of publisher rebates, the costs of support and delivery, the mix and relative amount of media we purchase to fulfill service requirements, and the cost of third-party service providers that we use as part of our solutions. We expect publisher rebates as a percentage of revenue to be between 0.4% and 1.0% during 2016 as compared to 1.7% in 2015.

Operating Expenses

 Selling and Marketing

	Three Months Ended March 31,		2016-2015
	2016	2015	% Change
(in thousands)
Salaries, benefits and other costs	$16,799	$27,403	(38.7)%
Commission expense	6,325	8,880	(28.8)%
Total selling and marketing	$23,124	$36,283	(36.3)%

As a percentage of revenue:
Salaries, benefits and other costs	21.3%	27.5%
Commission expense	8.1	8.9
Total selling and marketing	29.4%	36.4%

The decrease in selling and marketing salaries, benefits and other costs in absolute dollars for the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to fewer salespeople, partly stemming from our exit from direct sales in the UK market. The decrease as a percentage of revenue was primarily due to increased productivity per-salesperson as we decreased the number of salespeople to focus on higher performing salespeople and consolidate client accounts.

The decrease in commission expense as a percentage of revenue for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to changes made to improve the cost effectiveness of our commission plans.

Product and Technology

	Three Months Ended March 31,		2016-2015
	2016	2015	% Change
(in thousands)
Product and technology costs expense	$8,250	$10,020	(17.7)%
Capitalized software development costs from product and technology resources	2,164	2,598	(16.7)%
Total product and technology expense, net capitalized costs	$6,086	$7,422	(18.0)%

Percentage of revenue:
Product and technology costs expense	10.4%	10.1%
Capitalized software development costs from product and technology resources	2.7	2.6
Total product and technology costs expense, net capitalized costs	7.7%	7.5%

The decrease in total product and technology expense in absolute dollars for the three months ended March 31, 2016, compared to the same period in 2015, was primarily attributable to our 2015 restructuring plan and cost savings initiatives. The decrease in product and technology costs were primarily due to a decrease in employee and professional services costs of $1.8 million and the decrease in capitalized software development costs were primarily due to both a decrease in headcount and a shift to lower cost resources. The increase as a percentage of revenue was primarily driven by the decrease in revenue.

General and Administrative

	Three Months Ended March 31,		2016-2015
	2016	2015	% Change
(in thousands)
General and administrative	$7,878	$10,713	(26.5)%
As a percentage of revenue:	10.0%	10.8%

The decreases in general and administrative expenses in absolute dollars and as a percentage of revenue during the three months ended March 31, 2016 compared to the same period in 2015 were primarily due to reduced accrued legal fees and contingencies of $1.6 million as a result of exiting the U.K. market, decreased professional services and employee costs of $0.6 million, and decreased stock based compensation expense of $0.5 million as result of our cost savings initiatives.

Restructuring Charges

In January 2015, we commenced our 2015 Restructuring Plan as part of our ongoing efforts to reduce expenses and improve the operating performance of our business. The initiative is focused on enhancing earnings through an analysis of opportunities to increase revenue and reduce costs. Restructuring charges during the three months ended March 31, 2016 totaled $2.5 million, consisting of $1.9 million of lease termination costs as a result of down-sizing a North American facility, $0.4 million of costs associated with utilizing a third party consultant to facilitate the execution of the plan, and $0.2 million of contract termination costs. We expect to have continued restructuring activity under this plan for at least the next 12 months.

During the first and second quarters of 2014, we also implemented restructuring plans to streamline operations and increase profitability. There has been no additional restructuring activity recognized within these 2014 plans since the year ended 2014, other than settlement of associated liabilities.

Gain (loss) on Deconsolidation of Subsidiary, Net

During the fourth quarter of 2015, we deconsolidated RL U.K. and recorded a gain of $2.9 million. During the three months March 31, 2016, we recorded a loss of $72,000 related to residual expenses associated with the deconsolidation.

Interest Expense

Interest expense increased $1.0 million during the three months ended March 31, 2016 compared to the same period in 2015 due to interest expense related to our Loan and Security Agreement (the “Hercules Loan Agreement”) entered into on April 30, 2015 and the Convertible Second Lien Subordinated Notes (the “VantagePoint Notes”) entered on December 17, 2015.

Other Income (Expense), Net

Other expense, net primarily consisted of foreign currency fluctuations affecting our cash balances, offset by interest income resulting from invested balances.

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million during the three months ended March 31, 2016, compared to $0.1 million during the same period in 2015. The overall increase in tax expense in 2016 compared to the same period in 2015 was primarily due to having a full valuation allowance against net deferred tax assets. Generally, a full valuation allowance will result in a zero net tax provision, since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the income tax provision for the period ended March 31, 2016 relates primarily to income taxes in our state and foreign jurisdictions and a non-cash income tax liability related to tax deductible goodwill that cannot be considered when determining a need for a valuation allowance.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA is useful to investors in evaluating our operating performance. For the three months ended March 31, 2016 and 2015, our Adjusted EBITDA was as follows:

	Three Months Ended March 31,
	2016	2015
(in thousands)
Operating loss	$(4,686)	$(12,527)
Add:
Depreciation and amortization	4,533	5,134
Stock-based compensation, net	1,140	2,146
Acquisition and integration costs	10	7
Restructuring charges	2,456	1,455
Adjusted EBITDA	$3,453	$(3,785)

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

Liquidity and Capital Resources

	Three Months Ended March 31,
Consolidated Statements of Cash Flow Data:	2016	2015
(in thousands)
Net cash used in operating activities, continuing operations	$(3,399)	$(4,530)
Net cash used in investing activities, continuing operations	$(2,040)	$(3,476)
Net cash used in financing activities, continuing operations	$(684)	$(239)
Net cash used in discontinued operations	$—	$(59)

Operating Activities

During the three months ended March 31, 2016, we used $3.4 million of net cash in operating activities from continuing operations, primarily due to a loss of $6.2 million from continuing operations and a change in operating assets and liabilities of $6.1 million, partially offset by non-cash expenses of $8.9 million. The change in operating assets and liabilities included a decrease in accounts payable of $2.5 million due to the timing of payments, a decrease in accrued compensation and benefits of $2.2 million due to the 2015 annual bonus payouts, and a decrease in deferred rent and other liabilities of $1.4 million due to a decrease in accrued but unpaid legal fees, offset by a decrease in prepaid expenses and other receivables of $2.3 million due to a decrease in media rebates. Non-cash expenses included $4.5 million of depreciation and amortization, $2.5 million of restructuring charges and $1.1 million of stock-based compensation expense.

Net cash used in operating activities related to continuing operations decreased by $1.1 million during the three months ended March 31, 2016 compared to 2015, primarily as a result of a decrease in net loss offset by a decrease in operating liabilities. Income from continuing operations adjusted for non-cash items increased by $6.5 million. The increase was unfavorably impacted by a decrease in deferred rent and other liabilities of $3.3 million compared to 2015 due to a decrease in accrued but unpaid legal fees in the current quarter, an increase in accounts receivable of $2.8 million and a decrease in deferred revenue of $1.1 million due to a decrease in sales. The unfavorable impacts were offset by a decrease in prepaid expenses and other receivables of $2.8 million compared to 2015 due to the absence of a tax refund and a decrease in deferred tax assets.

Investing Activities

Our primary investing activities have consisted of capitalized software development costs, purchases of property and equipment, business acquisitions, investments in a partnership, and short-term investments. Each of these activities varies from period to period due to the timing of the expansion of our operations and our software development efforts.

We invested $2.6 million during the three months ended March 31, 2016, which was a decrease of $1.5 million compared to the same period in 2015. The decrease primarily relates to decreases in purchases of property and equipment of $0.9 million and software development costs of $0.6 million as we constrained investment as part of our cost savings initiatives. Our investments were offset in part by $0.6 million of proceeds from sales of property and equipment and maturities of investments in the 2016 period compared to $0.7 million in 2015.

Financing Activities

Our primary financing activities have consisted of borrowing under a term loan and convertible notes, net proceeds from exercise of stock options, capital lease obligations and common stock repurchases in connection with equity award vesting as more fully described below.

Net cash used in financing activities increased by $0.4 million during the three months ended March 31, 2016 compared to the same period in 2015, due to an increase in share withholding for taxes in connection with restricted stock unit vesting, which is accounted for as common stock repurchases.

Liquidity

During 2015, we experienced declining revenues primarily as a result of challenging market conditions and worse than expected performance in our international markets. In order to provide additional liquidity to meet working capital and capital resource requirements, on April 30, 2015, we entered into the Hercules Loan Agreement for a $25.0 million term loan. We received $24.7 million of net proceeds from the term loan, $15.0 million of which is considered restricted cash required under the terms of the Hercules Loan Agreement. In addition, on December 17, 2015, we entered into a convertible note purchase agreement with affiliates of our largest shareholder for issuance of $5.0 million of the VantagePoint Notes. The note purchase agreement for the VantagePoint Notes also provides for the sale of up to an additional $5.0 million aggregate principal amount of convertible notes, upon mutual agreement of ReachLocal and VantagePoint and Hercules’ consent.

Under the Hercules Loan Agreement, we are due to make monthly interest-only payments on the Hercules term loan through August 1, 2016, though such payments may be extended through November 1, 2016 if we remain in continuous compliance with the financial covenants under the Hercules Loan Agreement through July 1, 2016, and no default or event of default has occurred and is continuing on such date. Upon repayment of the Hercules term loan, we are also due to make an end-of-term payment to the Lenders equal to $1.5 million, which is accrued as interest based on the effective interest method over the 3-year term of the Hercules Loan Agreement. The Hercules term loan is secured by substantially all of our personal property, including our intellectual property. Under the VantagePoint Notes, we are due to begin making quarterly interest and principal payments on the VantagePoint Notes on April 15, 2017, subject to a subordination agreement with Hercules.

Our covenants under the Hercules Loan Agreement include restrictions on transferring collateral, incurring additional indebtedness, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenants to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. Restrictions also include a maximum net new investment in our foreign subsidiaries, subject to certain exclusions, of $5.5 million during 2016, $4.0 million annually thereafter, and $18.0 million in the aggregate during the term of the agreement. The Hercules Loan Agreement contains a subjective acceleration clause that can be triggered if we experience a Material Adverse Effect, as defined in the Hercules Loan Agreement. On August 3, 2015, we entered into an amendment to the Hercules Loan Agreement, which reduced the Hercules Loan Agreement’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, we entered into an amendment to the Hercules Loan Agreement, which waived compliance with the revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, we (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from November 9, 2015, instead of April 30, 2016, and (iii) agreed to amend the Hercules Warrant. On March 25. 2016, we entered into a Fourth Amendment to the Hercules Loan Agreement which increased the maximum net new investment in our foreign subsidiaries during 2016 from $4.0 million to $5.5 million. At March 31, 2016, we were in compliance with all financial covenants of the Hercules Loan Agreement. On May 13, 2016, we entered into a Consent Agreement with Hercules, which provides that from the period of April 30, 2016 through June 15, 2016, as we complete our account migration to our new primary commercial bank, we need not comply with certain requirements to maintain cash in accounts subject to control agreements in favor of Hercules, provided we perform daily cash transfers into specified accounts at the new primary commercial bank.

At March 31, 2016, we had cash and cash equivalents of $13.0 million and short-term investments of $0.1 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 3, “Foreign Currency Exchange Risk,” for more information). We cannot, however, provide any assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets. At March 31, 2016, we had restricted cash in North America related to the minimum cash balance under the terms of the Hercules Loan Agreement of $15.0 million. If we achieve positive “Adjusted EBITDA” as defined in the Loan Agreement, for three consecutive quarters, the minimum cash balance decreases to $12.5 million. We achieved positive “Adjusted EBITDA” as defined during the quarters ended September 30, 2015, December 31, 2015, and March 31, 2016.Therefore, at April 1, 2016, the minimum cash balance requirement under the Hercules Loan Agreement decreased to $12.5 million.

At March 31, 2016, we had restricted cash related to certificates of deposits held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for merchant accounts, and cash deposits funded to a restricted account determined on a monthly basis in accordance with our employee health care self-insurance plan in the amount of $3.7 million, of which, $0.2 million relate to the employee health care self-insurance plan. Our current liabilities exceeded our current assets by $65.3 million at March 31, 2016, and we incurred an operating loss of $4.7 million for the quarter then ended.

We believe that we will be able to maintain compliance with the Hercules Loan Agreement’s minimum cash balance requirement through the loan term. As we have remained in continuous compliance with the financial covenants under the Hercules Loan Agreement through April 1, 2016, and no event of default has occurred, we have extended our interest-only payments through August 1, 2016. We also believe that we will extend our interest-only payments through November 1, 2016 by maintaining continuous compliance and not experiencing a default or event of default through July 1, 2016. In addition, we believe that we will be able to maintain compliance with the other financial covenants contained in the Hercules Loan Agreement through 2016 as a result of our cost and capital expenditure control measures. We have achieved the revenue and earnings targets under the Hercules Loan Agreement for the quarter ended March 31, 2016 and we believe that we will be able to achieve the revenue and earnings targets for the remainder of 2016 under the Hercules Loan Agreement, which equal 90% of the revenue estimated in our 2016 operating plan and 70% and 80% of the earnings estimated for the first and second six months, respectively, in our 2016 operating plan.

To meet our liquidity needs, we expect to minimize increases in personnel until our business performance has improved and supports additional costs. However, we may need to implement further cost reductions in our operating expenses to maintain a sufficient cash balance to fund our operations and maintain compliance with the minimum cash balance requirement and maximum foreign investment restriction under the Hercules Loan Agreement. Should it become necessary, we would implement additional cost reductions primarily through forgoing certain discretionary compensation increases, and further constraining identified non-critical product investments, and marketing and other costs, including reductions in personnel related to those activities. These identified potential actions, commencing as soon as May 2016, comprise a developed plan to reduce such costs by $4.6 million, net of implementation costs. In addition, we would consider borrowing up to an additional $5.0 million under the current VantagePoint notes purchase agreement, however such borrowings would be subject to VantagePoint’s willingness to lend and Hercules’ consent. We will continue to evaluate the extent and effectiveness of our cost-saving measures and monitor expenses compared to revenue and intend to implement additional cost reductions in future periods if and as circumstances warrant. However, there can be no assurance that these actions will be successful or that further adverse events outside of our control may arise that would result in our inability to comply with the Hercules Loan Agreement’s covenants. If an event of default were to occur, we may be required to obtain a further amendment or a waiver to the Hercules Loan Agreement, refinance the term loan, divest non-core assets or operations and/or obtain additional equity or debt financing. If we were unable to obtain such a waiver or amendment, or consummate such a transaction, the administrative agent could exercise remedies against us and the collateral securing the term loan, including potential foreclosure against our assets securing the Hercules Loan Agreement, including our cash. Further, the VantagePoint Notes and Hercules Loan Agreement contain cross-default provisions whereby a default under one agreement would likely result in cross defaults under the other agreement. The occurrence of a default under any of these borrowing arrangements would permit the applicable creditors to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable.

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

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements Adopted in 2016

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an acquirer to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update were effective for us on January 1, 2016. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. The adoption of this standard did not have an impact on our financial statements. We will apply this update prospectively, as appropriate.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software. The amendments in this update provide guidance to customers of cloud computing providers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We assessed our accounting treatment in our capacity as a cloud computing customer and determined that no adjustments to the financial statements are necessary. We will apply this update going forward, as appropriate.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update were effective for us as of January 1, 2016. In accordance with the adoption of this standard, we evaluated our non-marketable investments, comprised of a 7.2% equity interest in a privately held limited partnership that is one of our service providers, and a 14.2% equity interest in SERVIZ, Inc. (“Serviz”), the entity that acquired our former ClubLocal business. Under the amended guidance, the limited partnership interest became a VIE as the limited partners do not have substantive participating rights or kick-out rights (including liquidation rights) over the general partner. As an early-stage company, Serviz was considered a VIE as it may not have sufficient equity to finance its activities without additional financial support. We are not the primary beneficiary of our non-marketable investments as we do not have: (1) the power to direct the activities that most significantly impact their economic performance or (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant, due to a lack of voting rights or decision-making authority, rights to receive residual returns, or obligations to provide additional financial support with either entity. Adoption of the standard did not change our determination that the non-marketable investments do not require consolidation and did not have an impact on our financial statements. We will apply this update going forward, as appropriate.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update were effective for us as of January 1, 2016. Earlier adoption is permitted. Entities may apply the amendments in this update either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The adoption of this standard did not have an impact on our financial statements. No prior periods were retrospectively adjusted. We will apply this update going forward, as appropriate.

Recent Accounting Pronouncements Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation. The amendments in this update simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flow. The amendments in this update are effective for us as of January 1, 2017. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures. The amendments in this update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this update are effective for us as of January 1, 2017. Early adoption is permitted. An entity should apply the amendments in this update prospectively. We are currently assessing the impact of this update on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this update are effective for us as of January 1, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. We are currently assessing the impact of this update on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this update supersedes the guidance in former ASC 840, Leases with ASC 842, Leases, to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The amendments in this update are effective for us as of January 1, 2019. Early application of this update is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently assessing the impact of this update on our consolidated financial statements.

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

On April 30, 2015, we entered into the Hercules Loan Agreement for a $25.0 million term loan. The term loan bears interest at the prime rate plus 8.5% (with a prime rate floor of 3.25%), which increases our risk exposure to increases in interest rates. During December 2015, the annual interest rate increased from 11.75% to 12.00%. Accordingly, an additional one percentage point increase in the prime rate would result in net additional annual interest expense on our outstanding borrowings as of March 31, 2016 of $0.2 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the three months ended March 31, 2016, a 10% strengthening of the U.S. dollar relative to those foreign currencies would have resulted in a decrease in revenue of $2.6 million, but an increase in operating income of $0.1 million. A 10% weakening of the U.S. dollar relative to those foreign currencies, however, would have resulted in an increase in revenue of $2.6 million, but a decrease in operating income of $0.1 million. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 38% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

 Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such time to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 6.	EXHIBITS

The exhibits listed in the Exhibit Index following the signature page to this report are filed as part of, or incorporated by reference into, this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REACHLOCAL, INC.

By:	/s/ Sharon T. Rowlands
Name:	Sharon T. Rowlands
Title:	Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: May 13, 2016

EXHIBIT INDEX

Exhibit No	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

* Indicates management contract or compensatory plan, contract or arrangement.