Form 10-Q
period 2016-06-30
ReachLocal Inc
filed 2016-08-11
CIK 1297336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 10, 2016
Common Stock, $0.00001 par value	100

PART I

FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
REACHLOCAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$15,171	$18,833
Short-term investments	274	359
Accounts receivable, net of allowance for doubtful accounts of $853 and $803 at June 30, 2016 and December 31, 2015, respectively	7,137	6,278
Prepaid expenses and other current assets	6,748	8,296
Total current assets	29,330	33,766

Property and equipment, net	10,763	13,550
Capitalized software development costs, net	19,559	20,691
Restricted cash- term loan	12,500	15,000
Restricted cash	3,451	3,502
Intangible assets, net	3,543	4,011
Non-marketable investments	9,000	9,000
Other assets	2,557	2,547
Goodwill	20,200	20,129
Total assets	$110,903	$122,196

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$32,036	$33,581
Accrued compensation and benefits	12,739	14,478
Deferred revenue	22,566	22,985
Accrued restructuring	3,389	3,329
Term loan	13,296	8,352
Capital lease	707	698
Other current liabilities	9,256	10,166
Liabilities of discontinued operations	798	804
Total current liabilities	94,787	94,393

Term loan	11,758	16,194
Convertible notes – related party	5,000	5,000
Capital lease	131	484
Deferred rent and other liabilities	8,031	8,111
Total liabilities	119,707	124,182

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Common stock $0.00001 par value—140,000 shares authorized; 30,103 and 29,639 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Receivable from stockholder	(57)	(55)
Additional paid-in capital	143,512	140,398
Accumulated deficit	(146,473)	(136,084)
Accumulated other comprehensive loss	(5,786)	(6,245)
Total stockholders’ deficit	(8,804)	(1,986)
Total liabilities and stockholders’ deficit	$110,903	$122,196

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$81,460	$98,776	$160,169	$198,339
Cost of revenue	45,591	55,390	89,442	111,607
Operating expenses:
Selling and marketing	22,975	33,046	46,099	69,329
Product and technology	6,063	7,082	12,149	14,504
General and administrative	9,536	9,910	17,414	20,623
Restructuring charges	233	3,133	2,689	4,588
Total operating expenses	38,807	53,171	78,351	109,044

Operating loss	(2,938)	(9,785)	(7,624)	(22,312)
Loss on deconsolidation of subsidiaries, net	(99)	-	(171)	-
Interest expense	(1,115)	(713)	(2,230)	(788)
Other income (expense), net	90	(135)	78	(216)
Loss before income taxes	(4,062)	(10,633)	(9,947)	(23,316)
Income tax provision (benefit)	175	(40)	442	59
Net loss	$(4,237)	$(10,593)	$(10,389)	$(23,375)

Net loss per share:
Net loss per share, basic and diluted	$(0.14)	$(0.36)	$(0.35)	$(0.80)

Weighted average common shares used in the computation of loss per share:
Basic and diluted	29,840	29,097	29,824	29,083

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(4,237)	$(10,593)	$(10,389)	$(23,375)
Other comprehensive income (loss):
Foreign currency translation adjustments	404	(204)	459	(70)
Comprehensive loss	$(3,833)	$(10,797)	$(9,930)	$(23,445)

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,389)	$(23,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,965	10,283
Stock-based compensation	2,537	4,360
Restructuring charges	2,689	4,588
Loss on deconsolidation of subsidiary	171	-
(Gain) loss on disposal of fixed assets	(9)	135
Provision for doubtful accounts	396	66
Non-cash interest expense, net	558	173
Changes in operating assets and liabilities:
Accounts receivable	(1,103)	1,859
Prepaid expenses and other current assets	1,419	2,229
Restricted cash	(249)	-
Other assets	55	(264)
Accounts payable	(1,894)	(8,475)
Accrued compensation and benefits	(648)	(823)
Deferred revenue	(598)	(1,259)
Accrued restructuring	(1,280)	(2,358)
Deferred rent and other liabilities	(29)	(129)
Net cash provided by (used in) operating activities, continuing operations	591	(12,990)
Net cash used in operating activities, discontinued operations	(7)	(60)
Net cash provided by (used in) operating activities	584	(13,050)

Cash flows from investing activities:
Additions to property, equipment and software	(5,257)	(7,748)
Proceeds from sales of property and equipment	348	-
Changes in restricted cash due to certificates of deposits	360	50
Maturities of certificates of deposits and short-term investments	145	796
Net cash used in investing activities	(4,404)	(6,902)

Cash flows from financing activities:
Proceeds from term loan, net	-	24,700
Changes in restricted cash- term loan	2,500	(17,500)
Payment of deferred and contingent consideration	(1,346)	(434)
Proceeds from exercise of stock options	5	6
Principal payments on capital lease obligations	(385)	(443)
Term loan costs	-	(194)
Common stock repurchases	(492)	(5)
Net cash provided by financing activities	282	6,130

Effect of exchange rate changes on cash and cash equivalents	(124)	(1,274)
Net change in cash and cash equivalents	(3,662)	(15,096)
Cash and cash equivalents—beginning of period	18,833	43,720
Cash and cash equivalents—end of period	$15,171	$28,624

See notes to condensed consolidated financial statements.

REACHLOCAL, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

Overview

ReachLocal, Inc.’s (the “Company”) operations are located in the United States, Canada, Australia, New Zealand, Japan, Germany, the Netherlands, Austria, Brazil, Mexico, and India. The Company’s mission is to provide more customers to local businesses around the world. The Company offers online marketing products and solutions in three categories: digital advertising (including ReachSearch™, ReachRetargeting™, ReachDisplay™, ReachDisplay InApp™ and ReachSocial Ads™), software (ReachEdge™ and Kickserv™), and web presence (including ReachSEO™, ReachCast™, ReachSite + ReachEdge™, and TotalLiveChat™). The Company delivers its suite of products and solutions to local businesses through a combination of its proprietary technology platform, its direct inside and outside sales force, and select third-party agencies and resellers.

The Merger

On June 27, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Gannett Co., Inc. (“Parent”) and Raptor Merger Sub, Inc. (“Purchaser”), a wholly owned subsidiary of Parent, commenced a tender offer (the “Offer”) on July 11, 2016 to acquire all of the Company’s outstanding shares of common stock at a purchase price of $4.60 per share in cash, subject to reduction for any applicable withholding taxes, without interest (“Merger Consideration”). Upon the completion of the tender offer on August 9, 2016, Purchaser acquired over 92% of the Company's outstanding common stock and, promptly afterwards, Purchaser merged with and into the Company without a vote of the Company's stockholders (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. The Company is now in the process of deregistering under the Exchange Act.

In connection with the closing of the Merger, on August 9, 2016, the Company repaid its $25.0 million term loan with Hercules Technology Growth Capital (“Hercules Loan Agreement”), including applicable fees and interest, in full. In addition, in connection with the closing, the Company’s issued and outstanding convertible notes of $5.0 million with affiliates of VantagePoint, the Company’s largest shareholder, were repaid in full. In connection with the Merger, the Company recognized acquisition-related costs of $2.4 million for the three and six months ended June 30, 2016, which are included in operating expenses in the condensed consolidated statements of operations, primarily related to professional services fees. See Note 17, Subsequent Events, for more information.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2016, the Company’s results of operations for the three and six months ended June 30, 2016 and 2015 and the Company’s cash flows for the six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. All references to the three and six months ended June 30, 2016 and 2015 in the notes to the condensed consolidated financial statements are unaudited. The condensed consolidated financial statements as presented herein have not been adjusted as of June 30, 2016 for the effects of the Merger, which closed on August 9, 2016. See Note 17, Subsequent Events, for more information.

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

Cash and Cash Equivalents

The Company reports all highly liquid short-term investments with original maturities of three months or less at the time of purchase as cash equivalents. As of June 30, 2016 and December 31, 2015, cash equivalents consist of demand deposits and money market accounts. Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash—Term Loan

Under the terms of the Hercules Loan Agreement the Company was required to maintain, at all times, cash in North America of at least $15.0 million, unless the Company achieved positive “Adjusted EBITDA” as defined in the Loan Agreement for three consecutive quarters, in which case the minimum cash balance decreases to $12.5 million. At April 1, 2016, the Company had achieved positive “Adjusted EBITDA” as defined for three consecutive quarters and therefore the restricted cash balance required under the Hercules Loan Agreement decreased to $12.5 million. Restricted cash—term loan represents the required minimum compensating balance to secure the term loan. See Note 12, Debt and Other Obligations, for more information.

   Restricted Cash

Restricted cash represents certificates of deposit held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for the Company’s merchant accounts, and cash deposits in a restricted account in accordance with the Company’s employee health care self-insurance plan. The letters of credit will lapse at the end of the respective lease terms through 2024 and the certificates of deposit automatically renew for successive one-year periods over the duration of the lease term. The restrictions related to merchant accounts and the Company’s self-insurance plan will lapse upon termination of the respective underlying arrangements. At June 30, 2016 and December 31, 2015, the Company had restricted cash in the amount of $3.5 million, of which, $0.2 million, related to the employee health care self-insurance plan.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, respectively. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for the Company as of January 1, 2017, but in August 2015, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2019, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). The Company is currently assessing the impact of this update on its consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

		Basis of Fair Value Measurement
	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$15,171	$15,171	$-	$-
Restricted cash-term loan	$12,500	$12,500	$-	$-
Short-term investments	$274	$274	$-	$-
Restricted cash	$3,451	$-	$3,451	$-

		Basis of Fair Value Measurement
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$18,833	$18,833	$-	$-
Restricted cash-term loan	$15,000	$15,000	$-	$-
Short-term investments	$359	$359	$-	$-
Restricted cash	$3,502	$-	$3,502	$-

The Company’s restricted cash is valued using pricing sources and models utilizing market observable inputs, as provided to the Company by its broker.

The Company also has an investment in a privately held partnership that is one of its service providers. During March 2013, the Company invested $2.5 million for a 4% equity interest in the service provider, and in March 2014, the Company invested $2.0 million for an additional 3.2% equity interest. The Company does not have significant influence over the entity. In addition, the Company has an equity interest of 14.2% in SERVIZ, Inc., the entity that acquired its former ClubLocal business and does not have significant influence over the entity. The carrying amounts of the Company’s cost method investments were each $4.5 million at June 30, 2016 and December 31, 2015, and are included in non-marketable investments in the accompanying condensed consolidated balance sheet. The Company’s maximum financial exposure to loss is limited to its cost based investments.

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

The Company carries its financial instruments at fair value with the exception of its debt. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	June 30, 2016
	Carrying Amount	Estimated Fair Value
(in thousands)
Term loan	$25,054	$24,800
Convertible notes- related party	$5,000	$4,500

	December 31, 2015
	Carrying Amount	Estimated Fair Value
(in thousands)
Term loan	$24,546	$24,500
Convertible notes- related party	$5,000	$4,600

The Company’s debt prior to the closing of the Merger, related to its Hercules Loan Agreement and VantagePoint Notes. The term loan and notes were determined using Level 3 inputs under ASC 820 because there is no known or accessible market or market indices for these debt instruments to be traded or exchanged. The fair value of each of the Hercules Loan Agreement and the VantagePoint Notes was determined by discounting their respective cash flows expected to be paid using a discount rate commensurate with the risk, including market participant assumptions about current interest rates and the creditworthiness of the Company. The fair value of the Hercules Loan Agreement includes the discounts attributable to issuance costs as well as the end-of-term payment. The fair value of the VantagePoint Notes includes an estimated value of the embedded conversion feature determined based on its contractual terms as well as the trading information of the Company’s common stock into which the notes are convertible.

During 2015, the Company recognized a $27.8 million goodwill impairment charge related to the Company’s Asia Pacific reporting unit. The Company recognized an impairment charge to write-down the goodwill to its fair value. The Company utilized unobservable inputs in determining the magnitude of the non-recurring impairment representing Level 3 inputs in the fair value hierarchy.

 4. Acquisitions

Acquisition of Kickserv

On November 21, 2014, the Company acquired Kickserv, Inc. (“Kickserv”) as part of the Company’s continued effort to expand its product offerings. Kickserv is a provider of cloud-based business management software for service businesses. The purchase price consisted of $6.75 million of initial consideration, subject to a holdback and certain adjustments, and up to $4.0 million of earn-out consideration. At closing, the Company paid $5.3 million in cash and on May 20, 2016 the Company made the final payment of $1.35 million for the indemnity holdback.

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

5. Goodwill and Finite-Lived Intangible Assets

At June 30, 2016 and December 31, 2015, goodwill consisted of the following (in thousands):

	North America	Asia-Pacific	Total
Balance at December 31, 2014	$13,680	$34,509	$48,189
Accumulated impairment loss	-	(27,800)	(27,800)
Foreign currency translation	-	(260)	(260)
Balance at December 31, 2015	13,680	6,449	20,129
Foreign currency translation	-	71	71
Balance at June 30 2016	$13,680	$6,520	$20,200

The Company tests the goodwill of its reporting units for impairment annually on the first day of the fourth quarter, and whenever events occur or circumstances change that would more likely than not indicate that the goodwill might be impaired.

During 2015, due to a decline in internal projections for the Asia-Pacific reporting unit for both revenue and profitability as a result of declines in financial performance, the Company determined that sufficient indicators of potential impairment existed to require an interim quantitative goodwill impairment test for the Asia-Pacific reporting unit. Based on the Company’s revised forecasts, the carrying value of goodwill exceeded the implied fair value of goodwill for the Asia-Pacific reporting unit and as a result, the Company recorded an impairment charge of $27.8 million. Subsequent to the interim impairment test, due to further declines in the Company’s market capitalization and consideration of exiting the U.K. market, the Company determined that sufficient indicators existed to perform an additional interim quantitative goodwill impairment assessment of the North America and Asia-Pacific reporting units. Based on the assessment, it was determined that the estimated fair value of both reporting units substantially exceeded its carrying amount, including goodwill. Accordingly, no further impairment charge was recorded. During the six months ended June 30, 2016, no events have occurred or circumstances have changed to indicate that goodwill might be impaired.

Finite-Lived Intangible Assets

At June 30, 2016 and December 31, 2015, finite-lived intangible assets consisted of the following (in thousands):

	June 30, 2016
	Useful Life (years)	Gross Value	Accumulated Amortization	Net
Developed technology	3-8	$5,490	$3,107	$2,383
Customer contracts and relationships	2-4	1,773	1,090	683
Trade names	10	570	93	477
Total		$7,833	$4,290	$3,543

	December 31, 2015
	Useful Life (years)	Gross Value	Accumulated Amortization	Net
Developed technology	3-8	$5,490	$2,920	$2,570
Customer contracts and relationships	2-4	1,733	799	934
Trade names	10	570	63	507
Total		$7,793	$3,782	$4,011

Based on the current amount of intangibles subject to amortization, the estimated amortization expense over the remaining lives is as follows (in thousands):

Years Ending December 31,
Remaining 2016	$491
2017	685
2018	584
2019	431
2020	431
Thereafter	921
Total	$3,543

For the three months ended June 30, 2016 and 2015, amortization expense related to acquired intangible assets was $0.2 million and $0.4 million, respectively. For the six months ended June 30, 2016 and 2015, amortization expense related to acquired intangible assets was $0.5 million and $0.9 million, respectively.

 6. Software Development Costs

Capitalized software development costs consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Capitalized software development costs	$72,460	$67,610
Accumulated amortization	(52,901)	(46,919)
Capitalized software development costs, net	$19,559	$20,691

For the three months ended June 30, 2016 and 2015, the Company recorded amortization expense of $2.9 million and $3.0 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded amortization expense of $5.7 million and $5.8 million, respectively. At June 30, 2016 and December 31, 2015, $3.8 million and $2.9 million, respectively, of capitalized software development costs were related to projects still in process.

7. Commitments and Contingencies

Legal Matters

From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business. The Company believes that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on its financial position, results of operations or cash flows.

On July 15, 2016, Todd Miranda filed a putative class action lawsuit challenging the Merger in the Superior Court of the State of California, County of Los Angeles. In addition to the Company, the members of the Company’s Board of Directors and certain Gannett entities were named as defendants. The complaint alleges breaches of fiduciary duty by the individual members of the Company Board in connection with the Merger Agreement by allegedly accepting an inadequate offer price and allegedly agreeing to unreasonable deal protection provisions, among other actions. The complaint further alleges that the Company, Parent and Purchaser aided and abetted the purported breaches of fiduciary duty. The plaintiffs generally seek equitable and injunctive relief, including an order enjoining the defendants from completing the proposed merger transaction, rescission of any consummated transaction, unspecified amounts in damages and attorneys’ fees. The Company believes this lawsuit is without merit, and intends to vigorously defend against it.

On July 27, 2016, Donal Casey filed a putative class action lawsuit challenging the Merger in the Superior Court of the State of California, County of Los Angeles. In addition to the Company, the members of the Company’s Board of Directors were named as defendants. The complaint alleges breaches of fiduciary duty by the individual members of the Company Board in connection with the Merger Agreement by allegedly failing to properly value the Company, allegedly agreeing to unreasonable deal protection provisions, and allegedly failing to make adequate disclosures regarding the Merger, among other actions. The plaintiffs generally seek equitable and injunctive relief, including an order enjoining the defendants from completing the Merger, rescission of any consummated transaction, unspecified amounts in damages and attorneys’ fees. The Company believes this lawsuit is without merit, and intends to vigorously defend against it.

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

9. Stock-Based Compensation

Stock Options

The following table summarizes stock option activity (in thousands, except years and per share amounts):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	6,548	$5.05
Granted	1,761	$1.89
Exercised	(15)	$0.34
Forfeited	(378)	$5.50
Outstanding at June 30, 2016	7,916	$4.33	6.2	$9,899

Vested and exercisable at June 30, 2016	3,006	$5.86	6.0	$2,110

Unvested at June 30, 2016, net of estimated forfeitures	4,910	$3.40	6.3	$7,789

      The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.39%	1.54%	1.26%	1.53%
Expected life (in years)	5.37	4.99	4.88	4.93
Expected volatility	68%	57%	69%	57%

The per-share weighted average grant date fair value of options granted during the six months ended June 30, 2016 was $1.07. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015, were $19,337 and $68,531, respectively.

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit awards (in thousands, except per share amounts):

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	335	$5.37
Granted	712	$1.90
Forfeited	(17)	$5.99
Vested	(755)	$2.45
Unvested at June 30, 2016	275	$4.51

Stock-Based Compensation Expense

The Company records stock-based compensation expense, net of amounts capitalized as software development costs. The following table summarizes stock-based compensation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation	$1,450	$2,314	$2,673	$4,579
Less: Capitalized stock-based compensation	53	100	136	219
Stock-based compensation expense, net	$1,397	$2,214	$2,537	$4,360

Stock-based compensation, net of capitalization, is included in the accompanying condensed consolidated statements of operations within the following captions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation expense, net
Cost of revenue	$59	$134	$109	$290
Selling and marketing	207	424	408	906
Product and technology	178	126	240	294
General and administrative	953	1,530	1,780	2,870
Stock-based compensation expense, net	$1,397	$2,214	$2,537	$4,360

 At June 30, 2016, there was $9.3 million of unrecognized stock-based compensation related to restricted stock, restricted stock units and outstanding stock options, net of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.4 years. Future stock-based compensation expense for these awards may differ to the extent actual forfeitures vary from management estimates.

Commencing in 2015, 50% of the Company’s annual corporate bonus plan for certain executives and senior level employees is being settled with fully vested restricted stock units, and is payable in the first quarter of the following fiscal year. The plan does not limit the number of shares that can be issued to settle the obligation. On February 26, 2016, 414,239 shares (net 258,255 shares withheld to satisfy tax withholding obligations) were issued to satisfy the stock portion of the 2015 annual corporate bonus plan. During the three and six months ended June 30, 2016, the Company has recognized stock-based compensation expense related to the 2016 plan of $0.3 million and $0.3 million, respectively. As of June 30, 2016, approximately 273,998 shares would be required to satisfy the total estimated obligation relating to the stock portion of the 2016 annual corporate bonus plan.

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

Effect of the Merger

Immediately prior to the effective time of the Merger on August 9, 2016, each outstanding Company stock option, whether or not vested, was cancelled and converted into the right to receive an amount in cash, if any, without interest and less the amount of any tax withholdings, equal to the product of (A) the excess, if any, of (1) the Merger Consideration over (2) the exercise price per share of such option, and (B) the number of Company shares underlying such option. Any Company stock option with an exercise price per share in excess of the Merger Consideration was cancelled without payment. Each outstanding Company restricted stock unit award and each restricted stock award, whether or not vested, was cancelled and converted into the right to receive an amount in cash, if any, without interest and less the amount of any tax withholdings, equal to the product of (A) the Merger Consideration, and (B) the number of Company shares underlying such award.

10. Restructuring Charges

The Company has implemented various restructuring plans to reduce its cost structure, align resources with its product strategy, improve operating efficiency and implement cost savings, which have resulted in workforce reductions and the consolidation of certain real estate facilities and data centers.

2015 Restructuring Plan

In accordance with the Company’s ongoing efforts to reduce expenses and improve the operating performance of its business, the Company commenced its 2015 Restructuring Plan. The initiative was focused on enhancing earnings through an analysis of opportunities to both improve revenue performance and reduce costs. Operational efficiency improvements under the 2015 Restructuring Plan were identified and implemented through strategic realignment and targeted cost reductions, including workforce costs, facility-related expenditures and other operating expenses. The charges incurred during the six months ended June 30, 2016 primarily involved down-sizing certain facilities in North America, costs to utilize a third party facilitator to aid execution of the plan and reductions of the Company’s international workforces.

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the consolidated balance sheet is as follows (in thousands):

	Workforce Reduction Costs	Facility Closures and Equipment Write-downs	Other Associated Costs	Total

Balance at December 31, 2015	$586	$606	$344	$1,536
Amounts accrued	292	1,879	-	$2,171
Amounts paid	(813)	(18)	(278)	$(1,109)
Accretion	-	(169)	-	$(169)
Non-cash items	(8)	(654)	-	$(662)
Balance at June 30, 2016	$57	$1,644	$66	$1,767

In addition to the amount paid above, the Company also has a prepaid balance for restructuring as of June 30, 2016, of $0.2 million included in “Prepaid expenses and other current assets” on the consolidated balance sheet.

The Company expects the remaining facility closure liabilities to be paid through the third quarter of 2024 and the workforce reduction costs to be paid through the fourth quarter of 2016.

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

A summary of the accrued restructuring liability related to this plan, which is recorded in “Accrued restructuring” on the consolidated balance sheet is as follows (in thousands):

	Facility Closures and Equipment Write-downs	Total

Balance at December 31, 2015	$1,793	$1,793
Amounts paid	(171)	$(171)
Balance at June 30, 2016	$1,622	$1,622

The Company expects the remaining facility closure liabilities to be paid through the third quarter of 2024.

11. Gain (loss) on Deconsolidation of Subsidiary

On December 16, 2015, RL UK entered administration to allow for an orderly exit from the market. Upon entering administration, the Company no longer held a controlling interest, and therefore deconsolidated the subsidiary. As a result, the Company recorded a gain of $2.9 million during the fourth quarter of 2015. During the three and six months ended June 30, 2016, the Company recorded a loss of $0.1 million and $0.2 million, respectively, related to residual expenses associated with the deconsolidation which is included in Loss on deconsolidation of subsidiary, net in the Company’s condensed consolidated statement of operations.

 12. Debt and Other Obligations

Hercules Term Loan

On April 30, 2015, the Company entered into the Hercules Loan Agreement with its direct and indirect domestic subsidiaries, as co-borrowers, Hercules, as administrative agent, and the lenders party thereto from time to time (the “Lenders”), including Hercules, pursuant to which the Lenders agreed to make a term loan available to the Company for working capital and general business purposes, in a principal amount of $25.0 million. The term loan had an annual interest rate equal to the greater of (i) 11.75% and (ii) the sum of (a) the prime rate, plus (b) 8.50%. During December 2015, the annual interest rate increased from 11.75% to 12.00% and remained 12.00% through June 30, 2016. On the closing date of the Hercules Loan Agreement the Company paid a fee of $0.3 million, and debt issuance costs of $0.2 million.

In accordance with the Hercules Loan Agreement, the Company made monthly, contractual interest-only payments. The Company’s covenants under the Hercules Loan Agreement included restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenants to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. Under the Hercules Loan Agreement, the Company agreed to maintain minimum cash in North America at all times, which equaled $15.0 million at December 31, 2015 and reduced to $12.5 million as of April 1, 2016.

On August 3, 2015, the Company entered into an amendment to the Hercules Loan Agreement, which reduced the term loan’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, the Company entered into a second amendment to the Hercules Loan Agreement, which waived compliance with the term loan’s revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, the Company (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from the November 9, 2015, instead of April 30, 2016, and (iii) agreed to amend the Hercules warrant as described below. On December 17, 2015 the Company entered into the third amendment to the Hercules Loan Agreement, which reduced the amount of restricted cash the Company was required to maintain in North America from $17.5 million to $15.0 million and which amount would be further reduced to $12.5 million if the Company achieved positive “Adjusted EBITDA” as defined in the Hercules Loan Agreement. On March 25. 2016, the Company and certain of its affiliates entered into a Fourth Amendment to the Hercules Loan Agreement which increased the maximum net new investment in the Company’s foreign subsidiaries during 2016 from $4.0 million to $5.5 million.

In connection with the closing of the Merger, on August 9, 2016, the Company repaid the Hercules term loan in full, including applicable fees and accrued and unpaid interest of $2.3 million.

Hercules Warrant

Concurrently with entrance into the Hercules Loan Agreement, the Company issued to Hercules, as the sole lender on the closing date, a warrant to purchase up to 177,304 shares of the Company’s common stock at an exercise price of $2.82 per share. In connection with the November 9, 2015 Hercules Loan Agreement amendment, the Company agreed to amend the warrant to increase the number of shares to 300,000 and reduce the exercise price to $0.85. In addition, if upon the sale of all shares issued upon exercise of the warrant, or in the case of a merger or sale transaction involving other securities in whole or in part upon the sale of such securities, the absolute return on the warrant exceeded $2.55 per share underlying the warrant, the warrant holder would pay the Company the excess in cash. The Company estimated the fair value of the warrant to be $0.3 million based on its relative fair value to the term loan using a Black-Sholes pricing model and accounted for the warrant as a discount on the carrying amount of the term loan and a component of additional paid-in capital.

In connection with the closing of the Merger, on August 9, 2016, the warrant was cancelled in exchange for a payment in cash of an amount equal to (a) the total number of shares underlying the warrant (300,000), multiplied by (b) $2.55.

VantagePoint Convertible Notes (Related Party)

On December 17, 2015, the Company entered into a convertible note purchase agreement with affiliates of the Company’s largest shareholder, VantagePoint, for issuance of $5.0 million of VantagePoint Notes. The note purchase agreement also provided for the sale of up to an additional $5.0 million aggregate principal amount of convertible notes, upon mutual agreement of ReachLocal and VantagePoint (and Hercules’ consent). The notes bore an annual interest rate of 4%, compounded quarterly. The Company was required to begin making quarterly interest and principal payments commencing on April 15, 2017, subject to a subordination agreement with Hercules. The holders of the VantagePoint Notes had the right to convert any portion of the VantagePoint Notes into shares of ReachLocal common stock, par value $0.00001 per share, at an initial conversion rate of 200 shares of common stock per $1,000 principal amount of VantagePoint Notes, which represented an initial conversion price of $5.00 per share. The VantagePoint Notes are included in convertible notes – related party in the accompanying consolidated balance sheet.

On February 4, 2016, the Company entered into an amendment to the VantagePoint Notes. The amendment provided that, except in certain circumstances, the convertibility of the VantagePoint Notes was limited such that conversion may not result in the holders collectively acquiring beneficial ownership of more than 1.9% of the Company’s outstanding shares of common stock during any 12-month period.

VantagePoint and its affiliates beneficially owned approximately 42% of the Company’s common stock as of June 30, 2016, and prior to the closing of the Merger, VantagePoint’s Chief Executive Officer and Managing Partner, was a member of the Company’s Board of Directors.

In connection with the closing of the Merger, on August 9, 2016, the VantagePoint Notes, including applicable fees and accrued and unpaid interest of $0.2 million, were repaid in full.

VantagePoint Irrevocable Letter of Credit and Reimbursement Agreement (Related Party)

On May 31, 2016, the Company entered into a reimbursement agreement with certain affiliates of VantagePoint (“LC Creditors”) pursuant to which the Company has agreed to reimburse the LC Creditors for (i) any amounts drawn on a $2.0 million irrevocable letter of credit issued by First Republic Bank to PayPal, Inc. for which the LC Creditors provided cash collateral to First Republic Bank in the amount of $2.0 million, and (ii) related costs, expenses and fees. Additionally, pursuant to the reimbursement agreement, the Company agreed to pay the LC Creditors an annual fee equal to 10% of the original face amount of the letter of credit, payable quarterly beginning on June 30, 2016 and, if the letter of credit is drawn upon by PayPal, Inc. in any amount, the Company has agreed to pay a fee equal to 200% of the amount so drawn. As of June 30, 2016, the irrevocable letter of credit had not been drawn upon by PayPal, Inc. and no fee was owed by the Company. The Company expensed the annual fee as incurred.

In connection with the closing of the Merger, the letter of credit was returned to the LC Creditors for cancellation and the reimbursement agreement was terminated.

13. Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. For the three and six months ended June 30, 2016, the Company recorded a provision for income taxes totaling $0.2 million and $0.4 million. This is compared to a benefit from income taxes of $40,000 and a provision for income taxes of $59,000 for the three and six months ended June 30, 2015, respectively. The Company’s tax provision notwithstanding pre-tax losses is due to its full valuation allowance against its net deferred tax assets in the US and certain foreign jurisdictions. Generally, a full valuation allowance will result in a zero net tax provision, since the income tax expense or benefit that would otherwise be recognized is offset by the change in the valuation allowance. However, the income tax provision for the period ended June 30, 2016 relates primarily to income taxes in the Company’s state and foreign jurisdictions and a non-cash income tax liability related to tax deductible goodwill that cannot be considered when determining a need for a valuation allowance.

The income tax provision is computed on the year to date pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company determines that it is more likely than not that the deferred tax assets will not be realized.

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

The Company and its subsidiaries file income tax returns in the U.S. federal, various state and foreign jurisdictions. Certain jurisdiction’s statutes of limitations will begin to expire in 2017.

14. Net Loss Per Share

 Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options, warrants and unvested restricted shares using the treasury stock method. The Company had a loss from continuing operations for the three and six months ended June 30, 2016 and 2015, and therefore the number of diluted shares was equal to the number of basic shares for the period.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share as they would be anti-dilutive for the periods below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Deferred stock consideration and unvested restricted stock	294	644	293	779
Stock options, convertible notes, and warrant	8,753	7,189	8,313	6,721
	9,047	7,833	8,606	7,500

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(4,237)	$(10,593)	$(10,389)	$(23,375)
Denominator:
Weighted average common shares used in computation of loss per share	29,840	29,097	29,824	29,083
Net loss per share, basic and diluted	$(0.14)	$(0.36)	$(0.35)	$(0.80)

 15. Segment Information

The Company operates in one operating segment. The Company’s chief operating decision maker manages the Company’s operations on a consolidated basis for purposes of evaluating financial performance and allocating resources.

16. Supplemental Cash Flow Information

The following table sets forth supplemental cash flow disclosures (in thousands):

	Six Months Ended June 30,
	2016	2015
Non-cash investing and financing activities:
Capitalized software development costs resulting from stock-based compensation and deferred payment obligations	$136	$219
Unpaid purchases of property and equipment	$67	$131
Assets acquired under capital leases	$-	$(204)
Issuance of warrant	$-	$250

17. Subsequent Events

On June 27, 2016, the Company entered into a Merger Agreement under which Gannett Co., Inc. (“Parent”) and Raptor Merger Sub, Inc. (“Purchaser”), a wholly owned subsidiary of Parent, commenced a tender offer (the “Offer”) on July 11, 2016 to acquire all of the Company’s outstanding shares of common stock at a purchase price of $4.60 per share in cash, subject to reduction for any applicable withholding taxes, without interest (“Merger Consideration”). Upon completion of the tender offer on August 9, 2016, Purchaser acquired over 92% of the Company's outstanding common stock and, promptly afterwards, Purchaser merged with and into the Company without a vote of the Company's stockholders (the "Merger"), with the Company surviving as a wholly owned subsidiary of Parent.

Immediately prior to the effective time of the Merger on August 9, 2016, each outstanding Company stock option, whether or not vested, was cancelled and converted into the right to receive an amount in cash, if any, without interest and less the amount of any tax withholdings, equal to the product of (A) the excess, if any, of (1) the Merger Consideration over (2) the exercise price per share of such option, and (B) the number of Company shares underlying such option. Any Company stock option with an exercise price per share in excess of the Merger Consideration was cancelled without payment. Each outstanding Company restricted stock unit award and each restricted stock award, whether or not vested, was cancelled and converted into the right to receive an amount in cash, if any, without interest and less the amount of any tax withholdings, equal to the product of (A) the Merger Consideration, and (B) the number of Company shares underlying such award.

In connection with the closing of the Merger, on August 9, 2016, the Company repaid the Hercules loan in full, including applicable fees and accrued and unpaid interest of $2.3 million. In addition, the warrant issued to Hercules was cancelled in exchange for a payment in cash of an amount equal to (a) the total number of shares underlying the warrant (300,000), multiplied by (b) $2.55. Further, the Company’s issued and outstanding convertible notes of $5.0 million with affiliates of VantagePoint, the Company’s largest shareholder, were repaid in full including applicable fees and accrued and unpaid interest of $0.2 million. The VantagePoint Irrevocable Letter of Credit was returned to the creditors for cancellation. In accordance with the Merger, the Company recognized acquisition-related costs of $2.4 million for the three and six months ended June 30, 2016, which are included in operating expenses in the condensed consolidated statements of operations, primarily related to professional services fees. Upon closing of the Merger, the Company incurred additional transaction-related costs of $7.3 million.

As a result of the Merger, the Company’s assets and liabilities will be fair valued as of the date of the acquisition, August 9, 2016, and will be recorded in Gannett’s consolidated financial statements based upon their appraised values in accordance with the acquisition method of accounting. This purchase price allocation will include the valuation of identifiable intangible assets, including developed technology, customer relationships, and trade names as well as estimates of other assets and liabilities. After the fair value has been assigned to assets and liabilities, the remainder of the purchase price will be recorded as goodwill.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

In this document, ReachLocal, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “ReachLocal.”

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2015 Annual Report on Form 10-K.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our 2015 Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The Merger

On June 27, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Gannett Co., Inc. (“Parent”) and Raptor Merger Sub, Inc. (“Purchaser”), a wholly owned subsidiary of Parent, commenced a tender offer (the “Offer”) on July 11, 2016 to acquire all of our outstanding shares of common stock at a purchase price of $4.60 per share in cash, subject to reduction for any applicable withholding taxes, without interest. Upon completion of the tender offer on August 9, 2016, Purchaser acquired over 92% of our outstanding common stock and, promptly afterwards, Purchaser merged with and into ReachLocal, Inc. without a vote of our stockholders (the "Merger"), with ReachLocal, Inc. surviving as a wholly owned subsidiary of Parent.

On August 9, 2016, we (i) notified the NASDAQ Stock Market LLC (“NASDAQ”) of the consummation of the Merger and (ii) requested that NASDAQ (x) suspend trading of the common stock before the opening of trading on August 10, 2016 and (y) file with the Securities and Exchange Commission (“SEC”) a Form 25 Notification of Removal from Listing and/or Registration to delist and deregister our common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are in the process of filing with the SEC a certification on Form 15 under the Exchange Act, requesting the deregistration of our common stock and the suspension of our reporting obligations under Sections 13 and 15(d) of the Exchange Act.

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

The following table shows certain key operating metrics as of June 30, 2016 and 2015:

	June 30,
	2016	2015	% Change
Active Clients (1)	16,000	19,500	(17.9)%
Active Product Units (2)	27,700	29,600	(6.4)%

(1) (2)	See “Results of Operations” for our definition of Active Clients. See “Results of Operations” for our definition of Active Product Units.

We track the number of Active Clients and Active Product Units to evaluate the growth, scale and diversification of our business. We also use these metrics to determine the needs and capacity of our sales forces, our support organization, and other personnel and resources.

The decrease in the number of Active Clients and Active Product Units compared to the same period in 2015, is primarily due to an overall decrease in salespeople in the Direct Local and NBAR channels as we decreased the size of our sales force in an effort to focus on more productive salespeople, partially offset by increased retention and productivity due to an increase in selling new products to our existing customer base. Compared to the period ended March 31, 2016, Active Clients decreased by 2.4% primarily due to a decrease in productivity quarter over quarter, while Active Product Units increased by 1.8% due to an increase in product units per client.

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

We typically enter into multi-month agreements for the delivery of our products. Under our agreements, our Direct Local clients typically pay, in advance, a fixed fee on a monthly basis, which includes all charges for the included technology and any media services, management, third-party content and other costs and fees. We record these prepayments as deferred revenue and only record revenue for income statement purposes as we purchase media and perform other services on behalf of clients. Certain Direct Local clients are extended credit privileges, with payment generally due in 30 days. Revenue from the licensing of our products is recognized on a straight line basis over the applicable license or service period. There were $4.6 million and $4.0 million of accounts receivable related to our Direct Local channel at June 30, 2016 and December 31, 2015, respectively.

Our National Brands, Agencies and Resellers clients enter into agreements of various lengths or that are indefinite. Our National Brands, Agencies and Resellers clients either pay in advance or are extended credit privileges with payment generally due in 30 to 60 days. There were $3.2 million and $3.3 million of accounts receivable related to our National Brands, Agencies and Resellers at June 30, 2016 and December 31, 2015, respectively.

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

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for board, executive, legal, finance, human resources and corporate communications, including wages, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, business taxes and other expenses, including occupancy, technology and other direct overhead, public company costs, acquisition related costs and other corporate expenses.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands)
Revenue	$81,460	$98,776	$160,169	$198,339
Cost of revenue (1)	45,591	55,390	89,442	111,607
Operating expenses:
Selling and marketing (1)	22,975	33,046	46,099	69,329
Product and technology (1)	6,063	7,082	12,149	14,504
General and administrative (1)	9,536	9,910	17,414	20,623
Restructuring charges	233	3,133	2,689	4,588
Total operating expenses	38,807	53,171	78,351	109,044

Operating loss	(2,938)	(9,785)	(7,624)	(22,312)
Loss on deconsolidation of subsidiaries, net	(99)	-	(171)	-
Interest expense	(1,115)	(713)	(2,230)	(788)
Other income (expense), net	90	(135)	78	(216)
Loss before income taxes	(4,062)	(10,633)	(9,947)	(23,316)
Income tax provision (benefit)	175	(40)	442	59
Net loss	$(4,237)	$(10,593)	$(10,389)	$(23,375)

(1) Stock-based compensation, net of capitalization, and depreciation and amortization, included in the above line items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock-based compensation:
Cost of revenue	$59	$134	$109	$290
Selling and marketing	207	424	408	906
Product and technology	178	126	240	294
General and administrative	953	1,530	1,780	2,870
	$1,397	$2,214	$2,537	$4,360

Depreciation and amortization:
Cost of revenue	$166	$219	$325	$351
Selling and marketing	504	824	1,067	1,657
Product and technology	3,259	3,591	6,533	7,298
General and administrative	503	515	1,040	977
	$4,432	$5,149	$8,965	$10,283

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	2016-2015 % Change	2016	2015	2016-2015 % Change
(in thousands)
North America (1)
Direct Local	$43,943	$46,189	(4.9)%	$85,179	$92,113	(7.5)%
National Brands, Agencies and Resellers	15,546	17,787	(12.6)%	29,883	35,362	(15.5)%
Total revenue	$59,489	$63,976	(7.0)%	$115,062	$127,475	(9.7)%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	2016-2015 % Change	2016	2015	2016-2015 % Change
(in thousands)
International
Direct Local	$18,511	$31,085	(40.5)%	$38,036	$63,894	(40.5)%
National Brands, Agencies and Resellers	3,460	3,715	(6.9)%	7,071	6,970	1.4%
Total revenue	$21,971	$34,800	(36.9)%	$45,107	$70,864	(36.3)%

	June 30,
	2016	2015	2016-2015 % Change
At period end:
Active Clients (2)	16,000	19,500	(17.9)%
Active Product Units (3)	27,700	29,600	(6.4)%

(1)	North America includes the United States and Canada. International includes all other countries.

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

North America revenue decreased by $4.5 million and $12.4 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. North America Direct Local revenue decreased $2.2 million and $6.9 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to a smaller client base entering the periods, partially offset by an increase in product units per client. The average productivity of our current sales force improved compared to the prior-year period, but did not improve enough to offset client cancellations. North America National Brands, Agencies and Resellers revenue decreased by $2.2 million and $5.5 million for the three and six months ended June 30, 2016, respectively, compared to the same period in 2015 primarily due to decreased new client acquisitions, partially offset by an increase in client retention.

International revenue decreased by $12.8 million and $25.8 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to declines of $6.4 million and $12.9 million as a result of our exit from direct sales in the U.K. during the fourth quarter of 2015, and declines of $6.2 million and $13.0 million due to smaller client bases entering 2016. International National Brands, Agencies and Resellers revenue decreased $0.3 million and increased $0.1 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to a decrease in sales force productivity during the three months ended June 30, 2016 and an increase in client retention during the six months ended June 30, 2016.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016-2015 % Change	2016	2015	2016-2015 % Change
(in thousands)
Cost of revenue	$45,591	$55,390	(17.7)%	$89,422	$111,607	(19.9)%
As a percentage of revenue:	56.0%	56.1%		55.8%	56.3%

The decreases in our cost of revenue as a percentage of revenue for the three and six months ended June 30, 2016 compared to the same periods in 2015, were primarily due to improved margins on our ReachSearch product and a shift in product mix to our ReachSEO product and lead conversion software, which have higher margins. The decrease was partially offset by a decrease in publisher rebates as a percentage of revenue to 0.5% of revenue during the three and six months ended June 30, 2016, compared to 1.2% and 0.9 % during the same periods in 2015.

 Operating Expenses

 Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016-2015 % Change	2016	2015	2016-2015 % Change
(in thousands)
Salaries, benefits and other costs	$15,885	$23,737	(33.1)%	$32,685	$51,140	(36.1)%
Commission expense	7,090	9,309	(23.8)%	13,414	18,189	(26.3)%
Total selling and marketing	$22,975	$33,046	(30.5)%	$46,099	$69,329	(33.5)%

As a percentage of revenue:
Salaries, benefits and other costs	19.5%	24.0%		20.4%	25.8%
Commission expense	8.7	9.5		8.4	9.2
Total selling and marketing	28.2%	33.5%		28.8%	35.0%

The decreases in selling and marketing salaries, benefits and other costs in absolute dollars for the three and six months ended June 30, 2016, compared to the same periods in 2015, were primarily due to fewer salespeople, partly stemming from our exit from direct selling in the UK market. The decrease as a percentage of revenue was primarily due to increased productivity per-salesperson as we decreased the number of salespeople to focus on higher performing salespeople and consolidate client accounts.

The decreases in commission expense as a percentage of revenue for the three and six months ended June 30, 2016, as compared to the same periods in 2015, were primarily due to changes made to improve the cost effectiveness of our commission plans.

Product and Technology

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016-2015 % Change	2016	2015	2016-2015 % Change
(in thousands)
Product and technology costs expense	$8,169	$9,717	(15.9)%	$16,419	$19,737	(16.8)%
Capitalized software development costs from product and technology resources	2,106	2,635	(20.1)%	4,270	5,233	(18.4)%
Total product and technology expense, net capitalized costs	$6,063	$7,082	(14.4)%	$12,149	$14,504	(16.2)%

Percentage of revenue:
Product and technology expenses cost	10.0%	9.9%		10.3%	10.0%
Capitalized software development costs from product and technology resources	2.6	2.7		2.7	2.7
Total product and technology costs expense, net capitalized costs	7.4%	7.2%		7.6%	7.3%

The decreases in total product and technology expense in absolute dollars for the three and six months ended June 30, 2016, compared to the same periods in 2015, were primarily attributable to our 2015 restructuring plan and cost savings initiatives and resulted from a decrease in employee and professional services costs of $1.5 million and $3.3 million, respectively. The decreases in capitalized software development costs in absolute dollars for the three and six months ended June 30, 2016, were primarily due to a shift to lower cost resources during the three months ended June 30, 2016, as well as a decrease in headcount during the six months ended June 30, 2016. The increase in capitalized software development costs as a percentage of revenue for the six months ended June 30, 2016, was primarily driven by the decrease in revenue.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016-2015 % Change	2016	2015	2016-2015 % Change
(in thousands)
General and administrative	$9,536	$9,910	(3.8)%	$17,414	$20,623	(15.6)%
As a percentage of revenue:	11.7%	10.0%		10.9%	10.4%

 The decreases in general and administrative expenses in absolute dollars for the three and six months ended June 30, 2016, compared to the same periods in 2015, were primarily due to cost savings and the absence of certain charges that occurred in the prior period.

During the three months ended June 30, 2016 compared to the same period in 2015, professional and employee costs decreased $1.7 million, stock based compensation expense decreased $0.5 million, and accrued fringe benefits decreased $0.3 million, offset by accrued acquisition related costs of $2.4 million.

During the six months ended June 30, 2016 compared to the same period in 2015, professional and employee costs decreased $2.3 million, stock based compensation decreased $1.1 million and accrued legal fees and contingencies decreased $1.6 million as a result of exiting the U.K., offset by accrued acquisition related costs of $2.4 million.

Restructuring Charges

In January 2015, we commenced our 2015 Restructuring Plan as part of our ongoing efforts to reduce expenses and improve the operating performance of our business. The initiative is focused on enhancing earnings through an analysis of opportunities to increase revenue and reduce costs. Restructuring charges during the six months ended June 30, 2016 totaled $2.7 million, consisting of $1.9 million of lease termination costs as a result of down-sizing a North American facility, $0.5 million of costs associated with utilizing a third party consultant to facilitate the execution of the plan, and $0.3 million of contract termination costs.

During the first and second quarters of 2014, we also implemented restructuring plans to streamline operations and increase profitability. There has been no additional restructuring activity recognized within these 2014 plans since the year ended December 31, 2014, other than settlement of associated liabilities.

Gain (loss) on Deconsolidation of Subsidiary, Net

During the fourth quarter of 2015, we deconsolidated RL U.K. and recorded a gain of $2.9 million. During the three and six months ended June 30, 2016, we recorded a loss of $0.1 million and $0.2 million, respectively, related to residual expenses associated with the deconsolidation.

Interest Expense

Interest expense increased $0.4 million and $1.4 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to interest expense related to our Loan and Security Agreement (the “Hercules Loan Agreement”) entered into on April 30, 2015 and the Convertible Second Lien Subordinated Notes (the “VantagePoint Notes”) entered on December 17, 2015.

Other Income (Expense), Net

Other income (expense), net primarily consisted of foreign currency fluctuations affecting our cash balances, offset by interest income resulting from invested balances.

Provision for Income Taxes

For the three and six months ended June 30, 2016, we recorded a provision for income taxes of $0.2 million and $0.4 million. This is compared to a benefit from income taxes of $40,000 and a provision for income taxes of $59,000 for the three and six months ended June 30, 2015, respectively. The overall increase in tax expense in 2016 compared to the same period in 2015 was primarily due to having a valuation allowance against net deferred tax assets in certain foreign jurisdictions in 2016 that did not have a valuation allowance in 2015. The income tax provision for the period ended June 30, 2016 relates primarily to income taxes in our state and foreign jurisdictions and a non-cash income tax liability related to tax deductible goodwill that cannot be considered when determining a need for a valuation allowance.

Non-GAAP Financial Measures

In addition to our GAAP results discussed above, we believe Adjusted EBITDA is useful to investors in evaluating our operating performance. For the three and six months ended June 30, 2016 and 2015, our Adjusted EBITDA was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(in thousands)
Net loss	$(4,237)	$(10,593)	$(10,389)	$(23,375)
Add (subtract):
Income tax provision (benefit)	175	(40)	442	59
Other income (expense), net	(90)	135	(78)	216
Interest expense	1,115	713	2,230	788
Loss on deconsolidation of subsidiaries, net	99	-	171	-
Operating loss	(2,938)	(9,785)	(7,624)	(22,312)
Add:
Depreciation and amortization	4,432	5,149	8,965	10,283
Stock-based compensation, net	1,397	2,214	2,537	4,360
Acquisition and integration costs	2,409	4	2,419	11
Restructuring charges	233	3,133	2,689	4,588
Adjusted EBITDA (1)	$5,533	$715	$8,986	$(3,070)

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

Liquidity and Capital Resources

	Six Months Ended June 30,
Consolidated Statements of Cash Flow Data:	2016	2015
(in thousands)
Net cash provided by (used in) operating activities, continuing operations	$591	$(12,990)
Net cash used in investing activities, continuing operations	$(4,404)	$(6,902)
Net cash provided by financing activities, continuing operations	$282	$6,130
Net cash used in discontinued operations	$(7)	$(60)

Operating Activities

During the six months ended June 30, 2016, net cash provided by operating activities from continuing operations of $0.6 million was primarily due to $15.3 million of non-cash expense adjustments made to our net loss of $10.4 million, partially offset by a change in operating assets and liabilities of $4.3 million. Non-cash expenses included $9.0 million of depreciation and amortization, $2.7 million of restructuring charges and $2.5 million of stock-based compensation expense. The change in operating assets and liabilities included a decrease in accounts payable of $1.9 million due to the timing of payments, a decrease in accrued restructuring of $1.3 million as restructuring expenses were incurred, and an increase in accounts receivable of $1.1 million due to an increase in sales on credit.

Net cash provided by operating activities related to continuing operations increased by $13.6 million during the six months ended June 30, 2016 compared to 2015, primarily as a result of a decrease in net loss of $13.0 million and an increase in operating liabilities of $8.6 million, offset by a decrease in non-cash items of $4.3 million and an increase in operating assets of $3.7 million. The increase in operating liabilities was primarily due to an increase in accounts payable of $6.6 million and accrued restructuring of $1.1 million due to timing of payments and restructuring activity, respectively. The increase in operating assets was primarily due to an increase in accounts receivable of $3.0 million due to an increase in sales on credit and an increase of $0.8 million in other receivables and prepaid expenses due to timing of prepaid annual contracts.

Investing Activities

Our primary investing activities have consisted of capitalized software development costs, purchases of property and equipment, business acquisitions, investments in a partnership, and short-term investments. Each of these activities varies from period to period due to the timing of the expansion of our operations and our software development efforts.

We invested $4.4 million during the six months ended June 30, 2016, which was a decrease of $2.5 million compared to the comparable period in 2015. The decrease primarily relates to decreases in purchases of property and equipment of $1.4 million and software development costs of $1.0 million as we constrained investment as part of our cost savings initiatives. Our investments were offset in part by $0.4 million due to change in restricted cash due to closing a certificate of deposit and $0.3 million of proceeds from sales of property and equipment.

Financing Activities

Our primary financing activities have consisted of borrowing under a term loan and convertible notes, net proceeds from exercise of stock options, capital lease obligations and common stock repurchases in connection with equity award vesting as more fully described below.

Net cash provided by financing activities decreased by $5.8 million during the six months ended June 30, 2016 compared to the same period in 2015. During the six months ended June 30, 2015, we received $24.7 million of net proceeds from the Hercules term loan, offset by $17.5 million of the term loan proceeds as restricted cash

Liquidity

At June 30, 2016, we had cash and cash equivalents of $15.2 million and short-term investments of $0.3 million. Cash and cash equivalents consist of cash, money market accounts and certificates of deposit. Short term investments consist of certificates of deposit with original maturities in excess of three months but less than 12 months. To date, we have experienced no loss of our invested cash, cash equivalents or short-term investments, although some of those balances are subject to foreign currency exchange risk (see Item 3, “Foreign Currency Exchange Risk,” for more information). At June 30, 2016, we had restricted cash in North America related to the minimum cash balance under the terms of the Hercules Loan Agreement of $12.5 million.

At June 30, 2016, we had restricted cash related to certificates of deposit held at financial institutions that are pledged as collateral for letters of credit related to lease commitments, collateral for merchant accounts, and cash deposits funded to a restricted account determined on a monthly basis in accordance with our employee health care self-insurance plan in the amount of $3.5 million, of which, $0.2 million relate to the employee health care self-insurance plan. Our current liabilities exceeded our current assets by $65.5 million at June 30, 2016, and we incurred an operating loss of $7.6 million for the six months ended June 30, 2016 and $60.9 million for the twelve months ended December 31, 2015.

On April 30, 2015, we entered into the Hercules Loan Agreement for a $25.0 million term loan. We received $24.7 million of net proceeds from the term loan. In addition, on December 17, 2015, we entered into a convertible note purchase agreement with affiliates of our largest shareholder for issuance of $5.0 million of the VantagePoint Notes. The note purchase agreement for the VantagePoint Notes also provided for the sale of up to an additional $5.0 million aggregate principal amount of convertible notes, upon mutual agreement of ReachLocal and VantagePoint and Hercules’ consent.

Under the Hercules Loan Agreement, we made monthly interest-only payments. Under the VantagePoint Notes, we were due to begin making quarterly interest and principal payments on the VantagePoint Notes on April 15, 2017, subject to a subordination agreement with Hercules.

Our covenants under the Hercules Loan Agreement included restrictions on transferring collateral, incurring additional indebtedness, creating liens, selling assets, and undergoing a change in control, in each case subject to certain exceptions, as well as financial covenants to maintain certain minimum levels of revenue and earnings during each three-month period, tested monthly, during the term. Under the Hercules Loan Agreement, we were required to maintain minimum cash in North America at all times, which equaled $15.0 million at December 31, 2015 and reduced to $12.5 million as of April 1, 2016.

On August 3, 2015, we entered into an amendment to the Hercules Loan Agreement, which reduced the Hercules Loan Agreement’s covenant thresholds for revenue for the months ending September 30, 2015 through December 31, 2015. On November 9, 2015, we entered into an amendment to the Hercules Loan Agreement, which waived compliance with the revenue and earnings covenant thresholds for November and December 2015. In connection with the amendment, we (i) paid Hercules a one-time fee of $0.2 million, (ii) reset the schedule of prepayment fees to begin from November 9, 2016, instead of April 30, 2016, and (iii) agreed to amend the Hercules Warrant. On December 17, 2015 the Company entered into the third amendment to the Hercules Loan Agreement, which reduced the amount of restricted cash the Company was required to maintain in North America from $17.5 million to $15.0 million and which amount would be further reduced to $12.5 million if the Company achieved positive “Adjusted EBITDA” as defined in the Hercules Loan Agreement. On March 25, 2016, we entered into a Fourth Amendment to the Hercules Loan Agreement which increased the maximum net new investment in our foreign subsidiaries during 2016 from $4.0 million to $5.5 million. At June 30, 2016, we were in compliance with all financial covenants of the Hercules Loan Agreement.

In connection with the closing of the Merger, on August 9, 2016, we repaid the Hercules loan in full, including applicable fees and accrued and unpaid interest of $2.3 million. In addition, the warrant issued to Hercules was cancelled in exchange for a payment in cash of an amount equal to (a) the total number of shares underlying the warrant (300,000), multiplied by (b) $2.55. Further, in connection with the closing, our issued and outstanding convertible notes of $5.0 million with affiliates of VantagePoint, our largest shareholder, were repaid in full, including applicable fees and accrued and unpaid interest of $0.2 million.

Off-Balance Sheet Arrangements

On May 31, 2016, we entered into a reimbursement agreement with certain affiliates of VantagePoint (“LC Creditors”) pursuant to which we have agreed to reimburse the LC Creditors for (i) any amounts drawn on a $2.0 million irrevocable letter of credit issued by First Republic Bank to PayPal, Inc. for which the LC Creditors provided cash collateral to First Republic Bank in the amount of $2.0 million, and (ii) related costs, expenses and fees. Additionally, if the letter of credit is drawn upon by PayPal, Inc. in any amount, we have agreed to pay a fee equal to 200% of the amount so drawn. As of June 30, 2016, the irrevocable letter of credit has not been drawn upon by PayPal, Inc. and no fee is owed by us.

In connection with the closing of the Merger, the letter of credit was returned to the LC Creditors for cancellation and the reimbursement agreement was terminated.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, respectively. The guidance in this update supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Codification. Additionally, this update supersedes some cost guidance included in ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of ASC 360, Property, Plant, and Equipment, and intangible assets, within the scope of ASC 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in this update. The standard was to be effective for us as of January 1, 2017, but in August 2015, the FASB delayed the effective date of the new revenue accounting standard to January 1, 2019, and would permit early adoption as of the original effective date. Earlier adoption is not otherwise permitted for public entities. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (simplified transition method). We are currently assessing the impact of this update on our consolidated financial statements.

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

On April 30, 2015, we entered into the Hercules Loan Agreement for a $25.0 million term loan. The term loan bears interest at the prime rate plus 8.5% (with a prime rate floor of 3.25%), which increases our risk exposure to increases in interest rates. During December 2015, the annual interest rate increased from 11.75% to 12.00%. Accordingly, an additional one percentage point increase in the prime rate would result in net additional annual interest expense on our outstanding borrowings as of June 30, 2016 of $0.2 million. However, in connection with the closing of the Merger, on August 9, 2016, the Hercules loan was repaid in full, including applicable fees and accrued and unpaid interest of $2.3 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our investments, revenue and operating expenses denominated in currencies other than the U.S. dollar, including the Australian dollar, the British pound sterling, the Canadian dollar, the euro, the Japanese yen, the Indian rupee, and the Brazilian real. For the six months ended June 30, 2016, a 10% strengthening of the U.S. dollar relative to those foreign currencies would have resulted in a decrease in revenue of $5.1 million, but an increase in operating income of $0.2 million. A 10% weakening of the U.S. dollar relative to those foreign currencies, however, would have resulted in an increase in revenue of $5.1 million, but a decrease in operating income of $0.2 million. As exchange rates vary, sales and other operating results, when translated, may differ materially from expectations. In addition, approximately 35% of our cash balances are denominated in currencies other than the U.S. dollar, and the value of such holdings will increase or decrease along with the weakness or strength of the U.S. dollar, respectively. We continue to review potential hedging strategies that may reduce the effect of fluctuating currency rates on our business, but there can be no assurances that we will implement such a hedging strategy or that once implemented, such a strategy would accomplish our objectives or not result in losses.

 Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of such time to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We believe that there is no litigation or claims pending or threatened that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

On July 15, 2016, Todd Miranda filed a putative class action lawsuit challenging the Merger in the Superior Court of the State of California, County of Los Angeles. In addition to the Company, the members of our Board of Directors and certain Gannett entities were named as defendants. The complaint alleges breaches of fiduciary duty by the individual members of our Board in connection with the Merger Agreement by allegedly accepting an inadequate offer price and allegedly agreeing to unreasonable deal protection provisions, among other actions. The complaint further alleges that we, Parent and Purchaser aided and abetted the purported breaches of fiduciary duty. The plaintiffs generally seek equitable and injunctive relief, including an order enjoining the defendants from completing the proposed merger transaction, rescission of any consummated transaction, unspecified amounts in damages and attorneys’ fees. We believe this lawsuit is without merit, and intend to vigorously defend against it.

On July 27, 2016, Donal Casey filed a putative class action lawsuit challenging the Merger in the Superior Court of the State of California, County of Los Angeles. In addition to the Company, the members of our Board of Directors were named as defendants. The complaint alleges breaches of fiduciary duty by the individual members of our Board in connection with the Merger Agreement by allegedly failing to properly value the Company, allegedly agreeing to unreasonable deal protection provisions, and allegedly failing to make adequate disclosures regarding the Merger, among other actions. The plaintiffs generally seek equitable and injunctive relief, including an order enjoining the defendants from completing the Merger, rescission of any consummated transaction, unspecified amounts in damages and attorneys’ fees. We believe this lawsuit is without merit, and intend to vigorously defend against it.

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

REACHLOCAL, INC.

By:	/s/ Sharon T. Rowlands
Name:	Sharon T. Rowlands
Title:	Chief Executive Officer

By:	/s/ Ross G. Landsbaum
Name:	Ross G. Landsbaum
Title:	Chief Financial Officer

Date: August 11, 2016

EXHIBIT INDEX

Exhibit No	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of June 27, 2016, by and among Gannett Co., Inc., Raptor Merger Sub, Inc. and ReachLocal, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-34749) filed with the SEC on June 27, 2016)

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